Form 10-Q
period 2013-10-31
Mobile Lads Corp
filed 2013-11-19
CIK 1580264

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 19, 2013
Common Stock: $0.001	4,246,667

MOBILE LADS CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS	October 31, 2013 (Unaudited)	April 30, 2013 (Audited)
Current Assets
Cash and cash equivalents	$ 21,450	$ 6,900

Total Assets	$ 21,450	$ 6,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Loan from director	6,000	3,800
Accrued Expenses	1,500	7,000

Total Liabilities	7,500	10,800

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 4,246,667 and 3,500,000 shares issued and outstanding respectively	4,246	3,500
Additional paid in capital	21,654	0
Deficit accumulated during the development stage	(11,950)	(7,400)
Total Stockholders’ Equity	13,950	(3,900)

Total Liabilities and Stockholders’ Equity	$ 21,450	$ 6,900

See accompanying notes to financial statements.

MOBILE LADS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended October 31, 2013	For the six months ended October 31, 2013	For the period from March 26, 2013 (Inception) to October 31, 2013

REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
Bank fees	312	383	383
Business Licenses and Permits	167	167	567
Professional Fees	1,500	4,000	11,000

TOTAL OPERATING EXPENSES	1,979	4,550	11,950

NET LOSS FROM OPERATIONS	(1,979)	(4,550)	(11,950)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (1,979)	$ (4,550)	$ (11,950)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,667,422	3,567,074	3,554,637

See accompanying notes to financial statements.

MOBILE LADS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

(Unaudited)

	For the six months ended October 31, 2013	For the period from March 26, 2013 (Inception) to October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (4,550)	$ (11,950)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Accrued Expenses	(5,500)	1,500
CASH FLOWS USED IN OPERATING ACTIVITIES	(10,050)	(10,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	22,400	25,900
Loans from director	2,200	6,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	24,600	31,900

NET INCREASE IN CASH	14,550	21,450
Cash, beginning of period	6,900	0
Cash, end of period	$ 21,450	$ 21,450

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements.

MOBILE LADS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2013

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Mobile Lads Corp. (“ the Company ” ) was incorporated under the laws of the State of Nevada, U.S. on March 26, 2013.  We are a development stage company and our business is focused on marketing products and services using short message service (SMS) technology. SMS technology involves sending marketing offers through cell phones that target specific audiences at the last minute. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for year ending April 30, 2013 and the three and six month period ending October 31, 2013.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted an April 30 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of six months or less to be cash equivalents. The Company had $21,450 of cash as of October 31, 2013 and $6,900 of cash as of April 30, 2013.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2013.

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

Recent Accounting Pronouncements

As of and for the year ended April 30, 2013 and the period ended October 31, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 3 – LOAN FROM DIRECTOR

As of October 31, 2013, director loaned $6,000 to the company for business operations.

The loan is unsecured, and is non-interest bearing.

The balance due to the director was $6,000 and $3,800 as of October 31, and April 30, 2013, respectively.

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On December 28, 2012, the Company issued 3,500,000 shares of common stock for cash proceeds of $3,500 at $0.001 per share.

As of October 31, 2013, the Company issued 746,667 shares of common stock for cash proceeds of $22,400 at $0.03 per share.

There were 4,246,667, and 3,500,000 shares of common stock issued and outstanding as of October 31, and April 30, 2013, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

NOTE 6 – INCOME TAXES

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

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of October 31, 2013.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has reviewed events between 10-31-13 and 11-11-13 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three and Six Months Period Ended October 31, 2013

Our net loss for the three and six months periods ended October 31, 2013 was $1,979 and $4,550. For the period from March 26, 2013 (Inception) to October 31, 2013 our net loss was $11,950.  From Inception ended October 31, 2013 we have not generated any revenue.

Liquidity and Capital Resources

Three Months Period Ended October 31, 2013

As at October 31, 2013, our total assets were $21,450 compared to $6,900 in total assets at April 30, 2013. Total assets were comprised of $21,450 in cash.  As at October 31, 2013, our current liabilities were $7,500. Stockholders’ equity was $ 13,950 as of October 31, 2013 compare to stockholders' equity of $(3,900) as of April 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months periods ended October 31, 2013, net cash flows used in operating activities were $(10,050) For the period from inception to October 31, 2013, net cash flows from operating activities was $(10,450).

Cash Flows from Investing Activities

We have not generated any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the six months period ended October 31, 2013, cash flows from financing activities was $24,600. For the period from inception (March 26, 2013) to October 31, 2013, net cash provided by financing activities was $31,900 received from proceeds from issuance of common stock and director loan.

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

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended October 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Mobile Lads Corp.
Dated: November 19, 2013	By: /s/ Iouri Baltchougov
Iouri Baltchougov, President and Chief Executive Officer and Chief Financial Officer