Form 10-K
period 2014-04-30
Mobile Lads Corp
filed 2014-08-26
CIK 1580264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

☐  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-189723

MOBILE LADS CORP.

(Name of Small Business Issuer in its charter)

Nevada	42-1774611
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

326 Adelaide Street West, 4th Floor

Toronto, Ontario, Canada M5V 1R3

(Address of principal executive offices)

(416) 953-3133

Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐             Accelerated filer ☐          Non-accelerated filer ☐         Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☑    No ☐

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter:  $0.00.

As of August 25, 2014 the registrant’s outstanding stock consisted of 233,566,850 common shares.

MOBILE LADS CORP.

PART I

Item 1.  Description of Business

Forward-looking Statements

This annual report contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "Mobile Lads" mean Mobile Lads Corp., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

General

Mobile Lads Corp. was incorporated in the State of Nevada on March 26, 2013.  We are a development stage company and our business is advertising of products and services using SMS technology.  We are a development stage company and have a limited operating history.

The way we interact and share information is changing rapidly, with mobile technology leading the way.  The way we market must also change rapidly with more tools for reaching a mobile audience.  We believe that traditional advertising has been undergoing a shift from being dominant. Mobile advertising is quickly becoming one of the most effective ways to reach target audiences anytime and anywhere.

Products

Mobile marketing encompasses many different types of marketing techniques and strategies that help businesses increase profits and ROI (Return on Investment).  The most popular forms of mobile marketing today are: mobile-friendly websites, SMS Text Message Marketing, QR (Quick Response) Codes and Mobile apps.

We intend to offer the following services:

  Mobile-friendly websites: A mobile optimized website is a website that is designed specifically for smartphones, not a desktop computer.  This is important because the small screen is much different than a 17" screen.  Mobile screen real estate is smaller and must be used much more strategically.
  A mobile optimized website doesn't require that someone scroll left/right.  It doesn't require that someone pinch and zoom to read text, either.  On a mobile site, the navigation is built for efficiency, the images are optimized for quick loading and the content is minimized to be most effective.  Additionally, mobile-only functionality includes tap-to-call, tap-to-email and tap for Google Maps functionality, that respectfully allows mobile site visitors to call, send an email or show business location on an integrated Google maps application with only one click, without need to punch numbers or letters one by one, making it much more efficient and useful for a mobile website visitor.
  SMS text message marketing: Sending marketing offers through cellphones SMS (Short Message Service) that enable targeted marketing in the last minute.  The Mobile Lads system relies on SMS technology with no real application needed in the mobile device.  Only basic SMS support is required which is present in every mobile phone.  From the users point of view the advertisement procedure starts when the user receives a Mobile Lads SMS ad with the advertised product, information and product identification code.  The user then simply presents the product identification code at the register at the point of sale to receive mentioned discount or special offer.
  QR (Quick Response) codes: A QR code (quick response code) is a type of 2D bar code that is used to provide easy access to information through a smartphone application that is designed to read that bar code working in conjunction with the phone's camera.  The reader interprets the code, which typically contains a call to action such as an invitation to download a mobile application, a link to view a video or an SMS message inviting the viewer to respond to a poll.  The phone's owner can choose to act upon the call to action or click cancel and ignore the invitation.

We are not involved in developing a web based management system for our operations.  We intend to use third party applications for our needs.  We signed a web based terms and services agreement with Twilio Inc., and would act as a reseller of Twilio Inc services, (SMS messaging services).  Twilio Inc itself does not work with retail businesses.

Target Market

One of the biggest strengths of our products is that they will be utilized by any gender, age, nationality or education level.  Our products can be used in different sorts of businesses: advertising, retail, entertainment; and due to their low cost can be enjoyed by anyone who wants their business to grow.

We will focus on larger businesses with big capacity such as movie theatres, spa hotels, amusement parks, concerts, sports events and medium size businesses like restaurants, medical offices, and service companies, like cleaners, roofers, plumbers, etc.

Trademark

We do not have a trademark registered at this time.  At present, we have not established a valuable brand which requires protection.  We may register a trademark in the next 12 months when we feel that our brand is beginning to gain value and recognition.

Government Regulation

We do not believe that government regulations will have a material impact on the way we conduct business.

Research and Development

We have not spent any amounts on research and development activities during the year ended April 30, 2014.  We anticipate that we will not incur any expenses on research and development over the next 12 months.  Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

Employees and Employment Agreements

At present, we have no employees other than our two officers and directors who each devote approximately 7-10 hours a week to our business.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not currently own any property or real estate of any kind.  Our business offices are located at 326 Adelaide Street West, 4th Floor, Toronto, Ontario, Canada M5V 1R3.

Item 3.  Legal Proceedings

We are currently unaware of any legal matters pending or threatened against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “MOBO.OB”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common stock became eligible for quotation on the OTC Bulletin Board on December 17, 2013.  As of August 25, 2014, only a minimal amount of shares have traded on the OTCBB and the market price for our common shares is $0.22 per share.

Number of Holders

As of April 30, 2014, the 233,566,850 issued and outstanding shares of common stock were held by a total of 27 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended April 30, 2014 and 2013.  We have not paid any cash dividends since our inception and do not foresee declaring any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6.  Selected Financial Data

Not applicable to smaller reporting companies.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements, including the notes thereto, included in this Report.  Some of the information contained in this Report may contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that the projections included in these forward-looking statements will come to pass.  Our actual results could differ materially from those expressed or implied by the forward looking statements as a result of various factors.  We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our auditors’ reports contain a statement that our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern.  Our independent registered public accountants have stated in their report, included in Item 8.  Financial Statements that our significant operating losses and working capital deficit raise substantial doubt about our ability to continue as a going concern.  We had net losses of $24,500 and $7,400 from continuing operations, respectively, for the fiscal years ended April 30, 2014 and April 30, 2013.

We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements since our current cash assets are exhausted and revenues are not yet sufficient to sustain our operations.  We will need to seek other financing to complete our business plans.  The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.  There is no assurance that we will be able to obtain additional financing through private placements and/or public offerings necessary to support our working capital requirements.  To the extent that funds generated from any private placements and/or public offerings are insufficient, we will have to raise additional working capital through other sources, such as bank loans and/or financings.  No assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

We are incurring increased costs as a result of being a publicly-traded company.  As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company.  In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies.  These new rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly.  For example, as a result of becoming a public company, we have created additional board committees and have adopted policies regarding internal controls and disclosure controls and procedures.  In addition, we have incurred additional costs associated with our public company reporting requirements.  In addition, these new rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which we currently cannot afford to do.  As a result of the new rules, it may become more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.  We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.

Results of Operations

We did not generate any revenues for the fiscal years ended April 30, 2014 or 2013.  We incurred operating expenses of $24,500 and $7,400, respectively, for fiscal years ended April 30, 2014 and 2013.  These expenses for the fiscal year ended April 30, 2014 consisted of professional fees in the amount of $4,250 (2013 - $7,000; cumulative - $11,250) and general and administrative expenses of $20,250 (2013 - $400; cumulative - $20,650).

Our net loss for the fiscal year ended April 30, 2014 was $24,500 or $0.00 per share, compared to $7,400, or $0.00 per share for the fiscal year ended April 30, 2013.  Since the date of inception, we have incurred a net loss of $31,900.  We do not currently have sufficient capital to fund our estimated expenditures for the fiscal year and intend to fund the expenditures through equity and/or debt financing.  There can be no assurance that financing will be available to us on acceptable terms, if at all.

Liquidity and Capital Resources

At April 30, 2014, we had $nil cash in the bank.

Our accrued expenses and loans from related party were $nil at April 30, 2014, compared to accrued expenses of $7,000 and loans from related party of $3,800 at April 30, 2013.

Our stockholders' deficit was $nil at April 30, 2014, as compared to a deficit of $3,900 at April 30, 2013.

In the next 12 months, we do not intend to spend any substantial funds on research and development and do not intend to purchase any major equipment.

Given that we have not achieved significant profitable operations to date, our cash requirements are subject to numerous contingencies and risk factors beyond our control, including operational and development risks, competition from well-funded competitors and our ability to manage growth.  We can offer no assurance that we will generate cash flow sufficient to achieve profitable operations or that our expenses will not exceed our projections.  If our expenses exceed estimates, we will require additional monies during the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Management's discussion and analysis of our financial condition and results of operations are based on the financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, Management will evaluate its estimates and will base its estimates on historical experience, as well as on various other assumptions in light of the circumstances surrounding the estimate, and the results will form the basis in making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources.  It should be noted, however, that actual results could materially differ from the amount derived from Management's estimates under different assumptions or conditions.

Loss per share is computed using the weighted average number of common stock outstanding during the period.  Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period reported.  Our Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted, would have a material effect on the our current financial statements.

Because we are a small, development stage company, with only one director, we have not yet appointed an audit committee or any other committee of our Board of Directors.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8.  Financial Statements

MOBILE LADS CORP.

(A Development Stage Company)

Audited

April 30, 2014

HARRIS & GILLESPIE CPA’S, PLLC

CERTIFIED PUBLIC ACCOUNTANT’S

3901 STONE WAY N., SUITE 202

SEATTLE, WA  98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Mobile Lads Corp.

We have audited the accompanying balance sheet of Mobile Lads Corp. (A Development Stage Company) as of April 30, 2014 and 2013 and the related statement of operations, stockholders’ equity/(deficit) and cash flows for the periods then ended and for the period March 26, 2013 (inception) to April 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Lads Corp. (A Development Stage Company) as of April 30, 2014 and 2013 and the results of its operations and cash flows for the periods then ended and for the period March 26, 2013 (inception), to April 30, 2014 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, the company has had significant operating losses; a working capital deficiency and its need for new capital raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ HARRIS & GILLESPIE CPA’S, PLLC

Seattle, Washington

August 13, 2014

MOBILE LADS CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS	April 30,
	2014	2013
Current Assets:
Cash	$-	$6,900

Total Assets	$-	$6,900

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Loan from director	-	3,800
Accrued Expenses	-	7,000

Total Liabilities	-	10,800

Stockholders’ Equity:
Common stock, par value $0.00001; 4,125,000,000 shares authorized, 233,566,850 and 192,500,000 shares issued and outstanding; respectively	2,336	1,925
Additional paid in capital	29,564	1,575
Deficit accumulated during the development stage	(31,900)	(7,400)
Total Stockholders’ Equity (Deficit)	-	(3,900)
Total Liabilities and Stockholders’ Equity (Deficit)	$-	$6,900

 The accompanying notes are an integral part of these financial statements.

MOBILE LADS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the Years Ended April 30,		For the period from March 26, 2013 (Inception) to April 30, 2014
	2014	2013

Revenue	$-	$-	$-

Operating Expenses:
General and administrative	20,250	400	20,650
Professional Fees	4,250	7,000	11,250

Total operating expenses	24,500	7,400	31,900

Loss from operations	(24,500)	(7,400)	(31,900)

Provision for Income Taxes	-	-	-

Net Loss	$(24,500)	$(7,400)	$(31,900)

Net Loss per share - basis	$(0.00)	$(0.00)
Weighted average shares outstanding – basic	214,899,817	4,219,178

 The accompanying notes are an integral part of these financial statements.

MOBILE LADS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid In	Accumulated Deficit	Total
	Shares	Amount	Capital
Inception at March 26, 2013	-	$-	$-	$-	$-

Common stock issued for cash	192,500,000	1,925	1,575	-	3,500

Net loss for the year ended April 30, 2013	-	-	-	(7,400)	(7,400)

Balance at April 30, 2013	192,500,000	1,925	1,575	(7,400)	(3,900)

Common stock issued for cash	41,066,850	411	21,989	-	22,400

Forgiveness of debt	-	-	6,000	-	6,000

Net loss for the year ended April 30, 2014	-	-	-	(24,500)	(24,500)

Balance at April 30, 2014	233,566,850	$2,336	$29,564	$(31,900)	$-

The accompanying notes are an integral part of these financial statements.

MOBILE LADS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

		For the Years Ended April 30,		For the period from March 26, 2013 (Inception) to April 30, 2014
		2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year		$(24,500)	$(7,400)	$(31,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase / (decrease) in accrued expenses		(7,000)	7,000	-
CASH FLOWS USED IN OPERATING ACTIVITIES		(31,500)	(400)	(31,900)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock		22,400	3,500	25,900
Loans from a director		2,200	3,800	6,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		24,600	7,300	31,900

NET INCREASE IN CASH		(6,900)	6,900	-
Cash, beginning of year		6,900	-	-
Cash, end of year		$-	$6,900	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid		$-	$-	$-
Income taxes paid	$	––-	$-	$-
NON-CASH INVESTING and FINANCING INFORMATION:
Forgiveness of related party debt		$6,000	$-	$6,000

The accompanying notes are an integral part of these financial statements.

MOBILE LADS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2014

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

The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”).  The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  The Company has adopted an April 30 fiscal year end.

NOTE 2 – GOING CONCERN

The accompanying financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has had no revenue as of April 30, 2014 and an accumulated deficit of $31,900.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for year ending April 30, 2014.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.  There were no cash equivalents as of April 30, 2014 and 2013.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder.  The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company.  ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

The three levels of valuation hierarchy are defined as follows:

•

Level 1.  Observable inputs such as quoted prices in active markets;

•

Level 2.  Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;

•

Level 3.  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Income Taxes

Accounting Standards Codification Topic No. 740 “Income Taxes” (ASC 740) requires the asset and liability method of accounting be used for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In June 2006, the FASB interpreted its standard for accounting for uncertainty in income taxes, an interpretation of accounting for income taxes.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance the minimum recognition threshold and measurement attributable to a tax position taken on a tax return is required to be met before being recognized in the financial statements.  The FASB’s interpretation had no material impact on the Company’s financial statements for the period ended April 30, 2014.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period.  Diluted earnings per share is calculated by dividing the Company ’ s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year.  The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  There are no such common stock equivalents outstanding as of April 31, 2014 and 2013.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”.  The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively.  The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

In July 2013, the FASB issued ASU No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists.  The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carry forwards.  This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013.  We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – LOAN FROM DIRECTOR

During the year ended April 30, 2013, the Company’s sole director loaned the company $3,800 for general operating expenses.  During the year ended April 30, 2014, he loaned the Company an additional $2,200.  The loans were unsecured, and non-interest bearing.  In April 2014, this loan was forgiven and credited to additional paid in capital.

NOTE 5 – COMMON STOCK

The Company has 4,125,000,000, $0.00001 par value shares of common stock authorized.

On March 12, 2014, the Board of Directors of the Company as well as a majority of the Company’s shareholders voted to effect a 55 for 1 forward split of the Company’s common stock.  The Company has filed a Certificate of Amendment with the Nevada Secretary of State with an effective date of March 31, 2014.  All shares in these financial statements have been retroactively restated to reflect the forward split.  Additionally, in connection with the forward split the par value of the common stock was changed from $0.001 to $0.00001.

As of April 30, 2013, the Company issued 192,500,000 shares of common stock for cash proceeds of $3,500 for approximately $0.000018 per share.

As of January 31, 2014, the Company issued 41,066,850 shares of common stock for cash proceeds of $22,400 for approximately $0.000545 per share.

There were 233,566,850, and 192,500,000 shares of common stock issued and outstanding as of April 30, 2014 and 2013, respectively.

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

NOTE 7 – INCOME TAXES

As of April 30, 2014, the Company had net operating loss carry forwards of approximately $31,900 that may be available to reduce future years’ taxable income in varying amounts through 2031.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following April 30:

	2014	2013
Federal income tax benefit attributable to:
Current Operations	$8,330	$2,516
Less: valuation allowance	(8,330)	(2,516)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$10,846	$2,516
Less: valuation allowance	(10,846)	(2,516)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $31,900 for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has performed an evaluation of subsequent events through August 16, 2014 and has determined that it does not have any material subsequent events to disclose in these financial statements other than that noted below.

On July 21, 2014, the Company executed a Joint Venture and Reseller Agreement with Smart Mobile Rewards.  The agreement covers the Company’s suite of mobile authentication and payment products and will provide the Company with access to sell its products through Smart Mobile Rewards extensive network.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Company management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter of the fiscal year ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Management is aware that there is a lack of segregation of duties at our company due to the limited number of employees dealing with general administrative and financial matters.  At this time management believes that, given the individuals involved and the control procedures in place, the risks associated with such lack of segregation are insignificant, and that the potential benefits of adding additional employees to segregate duties more clearly do not justify the associated added expense.  Management will continue to evaluate this segregation of duties.  In addition, management is aware that many of our currently existing internal controls are undocumented.  Our management will be working to document such internal controls over the coming year.

Item 9B.  Other Information.

None.

11

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

The following table sets forth certain information regarding our directors, executive officers and key employees as of April 30, 2014 and as of the date of the filing of this report:

Name and Address

Age

Position(s) Held

Michael Anthony Paul

59

President, CEO, Principal Executive

Officer and Chairman of the Board of

Directors

Alpha Pang

57

CFO, Principal Accounting Officer,

Secretary, Treasurer and Director

Background of Directors and Executive Officers

Michael Anthony Paul has been the President, CEO, Principal Executive Officer and a Director of our company since June 24, 2014.  From September 1, 2004 to present, Mr. Paul has been the President and C.E.O. of The Hampton Group Ltd, a private company.  Mr. Paul devotes approximately 7-10 hours a week to our business.

Alpha Pang has been CFO, Principal Accounting Officer, Secretary, Treasurer and a Director of our company since June 24, 2014.  Since June 2004 to present, Mr. Pang has been working as a Business Consultant at ABP Financials, a private company.  Since May 2011 to present, Mr. Pang has been the President and Director of Gold Cap Resources, a public company listed on NYSE EURONEXT PARIS, Marche Libre exchange.  From September 2007 to June 2011 Mr. Pang was a director and the CFO of Angstrom Microsystems Inc., a public company.  From November 2010 to May 2011, Mr. Pang was a director at Alaska Pacific Corp., a public company

Term of Office of Directors

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our Board of Directors and hold office until the officer dies or resigns or the Board elects a successor or removes the officer.

Key Employees

None.

Family Relationships

None.

12

Involvement in Certain Legal Proceedings

None.

Audit Committee Financial Expert

No determination has been made as to whether any member of the audit committee qualified as an audit committee financial expert as defined in Item 401 of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Code of Ethics

We have adopted an informal Code of Ethics that applies to our officers, directors, which we feel is sufficient at this time, given we are still in the start-up, development stage and have no employees, other than our officers and directors.

Item 11.  Executive Compensation.

We have two executive officers, who are currently our only employees.  We do not pay either compensation for serving as directors and officers.  The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2014 and 2013 awarded to, earned by or paid to our executive officers.

13

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock	Option	Non-Equity	Change in Pension	All Other	Total
(a)	(b)	($)	($)	Awards	Awards	Incentive	Value Nonqualified	Compensation	($)
		(c)	(d)	($)	($)	Plan	Deferred	($)	(j)
				(e)	(f)	Compensation	Compensation	(i)
						($)	Earnings
						(g)	($)
							(h)
Michael Anthony Paul, President, CEO and Principal Executive Officer	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0
Alpha Pang, Paul, Secretary, Treasurer and CFO	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0
Iouri Baltchougov, former President, CEO, Secretary, Treasurer, CFO and Principal Executive Officer	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

14

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Name and Principal Position(s) (a)	OPTION AWARDS					STOCK AWARDS
	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)	Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Michael Anthony Paul, President, CEO and Principal Executive Officer	0	0	0	0	0	0	0	0	0
Alpha Pang, Paul, Secretary, Treasurer and CFO	0	0	0	0	0	0	0	0	0

Option Grants

No options were granted during the fiscal year ended April 30, 2014.  We have no outstanding warrants or stock options.

Director Compensation

None.

Employment Agreements

None.

Report on Repricing of Options

None.

15

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of April 30, 2014 and as of the date of the filing of this annual report by:

•	each of our executive officers;

•	each director;

•	each person known to us to own more than 5% of our outstanding common stock; and

•	all of our executive officers and directors and as a group.

As of April 30, 2014, we had a total of 233,566,850 shares of common stock issued and outstanding.  Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below.  Except where noted, the address of all listed beneficial owners is in care of our office address.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Michael Anthony Paul, President, CEO and Principal Executive Officer	Common Shares	0	0
Alpha Pang, Paul, Secretary, Treasurer and CFO	Common Shares	0	0
All Officers and Directors as a Group	Common Shares	0	0
Iouri Baltchougov, former President, CEO, Secretary, Treasurer, CFO and Principal Executive Officer	Common Shares	192,500,000	82.4%

Changes in Control

None.

Item 13.  Certain Relationships, Related Transactions and Director Independence

We do not currently have any related party transactions and have not yet formulated a policy for the resolution of any related transaction conflicts, should they arise.

16

Director Independence

The OTC Bulletin Board does not have a requirement that a majority of our Board of Directors be independent.  However, with respect to the definition of independence utilized by NASDAQ, our officers and directors would be deemed to be independent.

Our Audit Committee is comprised of our officers and directors.  NASDAQ requires at least three members on the Audit Committee, each of whom must be independent.  NASDAQ also requires that, if its Chief Executive Officer’s compensation is determined by its Compensation Committee, the Compensation Committee must be comprised solely of independent directors.  The Company currently does not meet either of these requirements.

The NASDAQ rules have both objective tests and a subjective test for determining who is an “independent director.”  The objective tests state, for example, that a director is not considered independent if he or she is an employee of the Company or is a partner, executive officer or controlling stockholder of an entity to which the company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed the greater of $200,000 or 5% of the recipient’s consolidated gross revenue for that year or a family member serves in the current fiscal year or has served at any time during the last three fiscal years as an executive officer of the Company. The subjective test states that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14.  Principal Accountant Fees and Services

Audit Fees

For the years ended April 30, 2014 and 2013, the aggregated fees billed by Harris & Gillespie CPA’s, PLLC, for professional services rendered for the audit (including quarterly review) of our annual consolidated financial statements included in our annual report on Form 10-K were $9,550 and $3,500, respectively.

Audit-Related Fees

The fees of our accounting firm, Harris & Gillespie CPA’s, PLLC, for providing audit-related services for the fiscal year ended April 30, 2014 and 2013 was none.

Tax Fees

Harris & Gillespie CPA’s, PLLC, does not provide us with tax compliance, tax advice or tax planning services.

All Other Fees

None.

17

Item 15.  Exhibits

The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE LADS CORP.

By: /s/ Michael Anthony Paul
Date: August 26, 2014	Michael Anthony Paul
President, Chief Executive Officer,
Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Anthony Paul	President, Chief Executive	August 26, 2014
Michael Anthony Paul	Officer, Director

/s/ Alpha Pang	Chief Financial Officer, Director, Secretary, Treasurer	August 26, 2014
Alpha Pang

18