Form 10-Q
period 2014-07-31
Mobile Lads Corp
filed 2014-09-15
CIK 1580264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

☐  TRANSITION REPORT PUSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-172744

MOBILE LADS CORP.

(Exact name of registrant as specified in its charter)

Nevada	42-1774611
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

326 Adelaide Street West, 4th Floor

Toronto, Ontario, Canada M5V 1R3

(Address of principal executive offices)

(416) 953-3133

Issuer’s telephone number

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  [ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 12, 2014 the registrant’s outstanding stock consisted of 233,566,850 common shares.

MOBILE LADS CORP.

(A Development Stage Company)

FORM 10-Q

For the Quarterly Period Ended July 31, 2014

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MOBILE LADS CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

July 31, 2014 and April 30, 2014

MOBILE LADS CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
(Unaudited)

ASSETS
	July 31, 2014	April 30, 2014
	(unaudited)
Current Assets:
Cash	$-	$-
Prepaid expense	1,286	-

Total Assets	$1,286	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Due to an officer	$14,300	$-

Total Liabilities	14,300	-

Stockholders’ Equity:
Common stock, par value $0.00001; 4,125,000,000 shares authorized, 233,566,850 and 233,566,850 shares issued and outstanding; respectively	2,336	2,336
Additional paid in capital	29,564	29,564
Deficit accumulated during the development stage	(44,914)	(31,900)
Total Stockholders’ Equity (Deficit)	(13,014)	-
Total Liabilities and Stockholders’ Equity (Deficit)	$1,286	$-

 The accompanying notes are an integral part of these financial statements.

MOBILE LADS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended July 31,		For the period from March 26, 2013 (Inception) to July 31, 2014
	2014	2013

Revenue	$-	$-	$-

Operating Expenses:
General and administrative	2,016	71	22,666
Professional Fees	10,998	2,500	22,248

Total operating expenses	13,014	2,571	44,914

Loss from operations	(13,014)	(2,571)	(44,914)

Provision for Income Taxes	-	-	-

Net Loss	$(13,014)	$(2,571)	$(44,914)

Net Loss per share - basic	$(0.00)	$(0.00)
Weighted average shares outstanding – basic	233,566,850	192,500,000

 The accompanying notes are an integral part of these financial statements.

MOBILE LADS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Additional Paid In	Accumulated Deficit	Total
	Shares	Amount	Capital
Inception at March 26, 2013	-	$-	$-	$-	$-

Common stock issued for cash	192,500,000	1,925	1,575	-	3,500

Net loss for the year ended April 30, 2013	-	-	-	(7,400)	(7,400)

Balance at April 30, 2013	192,500,000	1,925	1,575	(7,400)	(3,900)

Common stock issued for cash	41,066,850	411	21,989	-	22,400

Forgiveness of debt	-	-	6,000	-	6,000

Net loss for the year ended April 30, 2014	-	-	-	(24,500)	(24,500)

Balance at April 30, 2014	233,566,850	2,336	29,564	(31,900)	-

Net loss for the period ended July 31, 2014 (unaudited)	-	-	-	(13,014)	(13,014)

Balance at July 31, 2014 (unaudited)	233,566,850	$2,336	$29,564	$(44,914)	$(13,014)

The accompanying notes are an integral part of these financial statements.

MOBILE LADS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended July 31,		For the period from March 26, 2013 (Inception) to July 31, 2014
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,014)	$(2,571)	$(44,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase / (decrease) in accrued expenses	-	(5,500)	-
Increase in prepaid expenses	(1,286)	-	(1,286)
CASH FLOWS USED IN OPERATING ACTIVITIES	(14,300)	(8,071)	(46,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	25,900
Loans from a director	-	2,200	6,000
Advances from an officer	14,300	-	14,300
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	14,300	2,200	46,200

NET CHANGE IN CASH	-	(5,871)	-
Cash, beginning of period	-	6,900	-
Cash, end of period	$-	$1,029	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON-CASH INVESTING and FINANCING INFORMATION:
Forgiveness of related party debt	$-	$-	$6,000

The accompanying notes are an integral part of these financial statements.

MOBILE LADS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2014

(Unaudited)

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

NOTE 2 – GOING CONCERN

The accompanying financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has had no revenue as of July 31, 2014 and an accumulated deficit of $44,914.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit and cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the three months ended July 31, 2014 are not necessarily indicative of the results for the full fiscal year.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.  There were no cash equivalents as of July 31, 2014 and April 30, 2014.

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

In June 2006, the FASB interpreted its standard for accounting for uncertainty in income taxes, an interpretation of accounting for income taxes.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance the minimum recognition threshold and measurement attributable to a tax position taken on a tax return is required to be met before being recognized in the financial statements.  The FASB’s interpretation had no material impact on the Company’s financial statements for the period ended July 31, 2014.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period.  Diluted earnings per share is calculated by dividing the Company ’ s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year.  The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  There are no such common stock equivalents outstanding as of July 31.2014 and April 31, 2014.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended April 30, 2013, the Company’s former sole director loaned the company $3,800 for general operating expenses.  During the year ended April 30, 2014, he loaned the Company an additional $2,200.  The loans were unsecured, and non-interest bearing.  In April 2014, this loan was forgiven and credited to additional paid in capital.

During the three months ended July 31, 2014, the CEO advanced the Company $14,300 to pay for legal and auditing fees.  The advances are unsecured, non-interest bearing and due on demand.

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

During the year ended April 30, 2013, the Company issued 192,500,000 shares of common stock for cash proceeds of $3,500 for approximately $0.000018 per share.

During the year ended April 30, 2014, the Company issued 41,066,850 shares of common stock for cash proceeds of $22,400 for approximately $0.000545 per share.

There were 233,566,850 and 233,566,850 shares of common stock issued and outstanding as of July 31, 2014 and April 30, 2014, respectively.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has performed an evaluation of subsequent events through September 15, 2014 and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS and PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Report on Form 10-K, for the year ended April 30, 2014, filed with the Securities and Exchange Commission.

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

Plan of Operations

Our business is advertising of products and services using SMS technology.  We believe that traditional advertising has been undergoing a shift from being dominant; and mobile advertising is quickly becoming one of the most effective ways to reach target audiences anytime and anywhere.

We intend to offer the following services:

•

Mobile-friendly websites: A mobile optimized website is a website that is designed specifically for smartphones, not a desktop computer.  This is important because the small screen is much different than a 17" screen.  Mobile screen real estate is smaller and must be used much more strategically.

•

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

•

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

•

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

We are not involved in developing a web based management system for our operations.  We intend to use third party applications for our needs.  We signed a web based terms and services agreement with Twilio Inc., and would act as a reseller of Twilio Inc services, (SMS messaging services).  Twilio Inc itself does not work with retail businesses.  It works only with marketers/resellers, who buy their credits/SMS in bulk.

Results of Operations for the three months ended July 31, 2014 and 2013

We did not generate any revenues for the three months ended July 31, 2014 and 2013.

General and administrative expense increased $1,945 to $2,016 for the three months ended July 31, 2014 from $71 for the three months ended July 31, 2013.  The increase in general and administrative expense is attributed to an increase in transfer agent fees.

Professional fees increased $8,498 to $10,998 for the three months ended July 31, 2014 from $2,500 for the three months ended July 31, 2013.  The increase is a result of an increase in audit and legal fees.

Our net loss for the three months ended July 31, 2014 was $13,014 compared to $2,571 for the three months ended July 31, 2013.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.  For the three months ended July 31, 2014, net cash flows used in operating activities were $14,300 compared to $8,071 for the three months ended July 31, 2013.

Cash Flows from Investing Activities

We have not generated any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either cash advances from officers and directors or the issuance of equity.  For the three months ended July 31, 2014, cash flows from financing activities was $14,300.  For the period from inception (March 26, 2013) to July 31, 2014, net cash provided by financing activities was $46,200.

We expect that working capital requirements will continue to be funded through a combination of loans and further issuances of securities.  Our working capital requirements are expected to increase in line with the growth of our business.

Additional cash advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months.  We have no lines of credit or other bank financing arrangements.  Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments.  In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses.  We intend to finance these expenses with further issuances of securities, and debt issuances.  Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements.  Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders.  Further, such securities might have rights, preferences or privileges senior to our common stock.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.  We will have to raise additional funds in the next twelve months in order to sustain and expand our operations.  We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made.  We do not have any agreements with our directors concerning these loans.  We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

None

Going Concern

The accompanying financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has had no revenue as of July 31, 2014 and an accumulated deficit of $44,914.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2014.  Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended July 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

A smaller reporting company is not required to include this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit	Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE LADS CORP.

By: /s/ Michael Anthony Paul
Date: September 15, 2014	Michael Anthony Paul
President, Chief Executive Officer,
Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Anthony Paul	President, Chief Executive Officer, Director	September 15, 2014
Michael Anthony Paul

/s/ Alpha Pang	Chief Financial Officer, Director, Secretary, Treasurer	September 15, 2014
Alpha Pang