Form 10-Q/A
period 2014-07-31
Mobile Lads Corp
filed 2014-12-22
CIK 1580264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-172744

MOBILE LADS CORP.

(Exact name of registrant as specified in its charter)

Nevada	42-1774611
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

3370 NE 190th Street, Suite 3815

Aventura, Florida 33180

 (Address of principal executive offices)

1-800-470-9216

Issuer’s telephone number

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]        No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of September 12, 2014 the registrant’s outstanding stock consisted of 233,566,850 common shares.

Explanatory Note:

The financial statements contained in this Form 10-Q/A for the three months ended July 31, 2014 have been amended for failure to record certain expenses that were paid for on behalf of the Company by related parties.

MOBILE LADS CORP.

FORM 10-Q/A

For the Quarterly Period Ended July 31, 2014

2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MOBILE LADS CORP.

FINANCIAL STATEMENTS

July 31, 2014 and April 30, 2014

 TABLE OF CONTENTS

Balance Sheets as of July 31, 2014 (unaudited) and April 30, 2014	F-1
Statements of Operations for the three months ended July 31, 2014 and 2013 (unaudited)	F-2
Statements of Cash Flows for the three months ended July 31, 2014 and 2013 (unaudited)	F-3
Notes to the Financial Statements (unaudited)	F-4

3

MOBILE LADS CORP.

BALANCE SHEETS

	July 31, 2014	April 30, 2014
ASSETS	(unaudited)/ (restated)
Current Assets:
Cash	$-	$-
Prepaid expense	1,286	-

Total Assets	$1,286	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,508	$-
Due to a related parties	99,779	-

Total Liabilities	101,287	-

Stockholders’ Equity:
Common stock, par value $0.00001; 4,125,000,000 shares authorized, 233,566,850 and 233,566,850 shares issued and outstanding; respectively	2,336	2,336
Additional paid in capital	29,564	29,564
Accumulated deficit	(131,901)	(31,900)
Total Stockholders’ Equity (Deficit)	(100,001)	-
Total Liabilities and Stockholders’ Equity (Deficit)	$1,286	$-

 The accompanying notes are an integral part of these financial statements.

MOBILE LADS CORP. STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended July 31,
	2014	2013
	(restated)
Revenue	$-	$-

Operating Expenses:
General and administrative	36,795	71
Marketing and promotion	50,700	-
Professional Fees	12,506	2,500

Total operating expenses	100,001	2,571

Loss from operations	(100,001)	(2,571)

Provision for Income Taxes	-	-

Net Loss	$(100,001)	$(2,571)

Net Loss per share - basic	$(0.00)	$(0.00)
Weighted average shares outstanding – basic	233,566,850	192,500,000

The accompanying notes are an integral part of these financial statements.

MOBILE LADS CORP. STATEMENT OF CASH FLOWS (Unaudited)
	For the Three Months Ended July 31,
	2014	2013
	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(100,001)	$(2,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase in accounts payable	1,508	-
Increase in accrued expenses	-	(5,500)
Increase in prepaid expenses	(1,286)	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(99,779)	(8,071)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-
Loans from a director	-	2,200
Advances from related parties	99,779	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	99,779	2,200

NET CHANGE IN CASH	-	(5,871)
Cash, beginning of period	-	6,900
Cash, end of period	$-	$1,029

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

NOTE 2 – GOING CONCERN

The accompanying financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has had no revenue as of July 31, 2014 and has an accumulated deficit of $131,901.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses.  The Company intends to position itself so that it may be able to raise additional funds through the capital markets.  In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period.  Diluted earnings per share is calculated by dividing the Company ’ s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year.  The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  There are no such common stock equivalents outstanding as of July 31, 2014 and April 31, 2014.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”.  The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively.  The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements for the Company.

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

During the three months ended July 31, 2014, the CEO and a Company owned by the CEO advanced the Company $70,798 and $28,981, respectively to pay for legal, auditing, and other professional fees.  The advances are unsecured, non-interest bearing and due on demand.

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

NOTE 7 – RESTATED FINANCIAL STATEMENTS

The financial statements for the three months ended July 31, 2014 have been amended for failure to record certain expenses and related party loans.  A summary of the restated July 31, 2014 balance sheet and Statement of Operations is as follows.

	July 31, 2014
Current Assets:	As Reported	Adjustment	As Restated
Cash	$-	$-	$-
Prepaid expense	1,286	-	1,286

TOTAL ASSETS	$1,286	$-	$1,286

Current Liabilities:
Accounts payable	$-	$1,508	$1,508
Due to related parties	14,300	85,479	99,779
Total Liabilities	14,300	86,987	101,287

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock	2,336	-	2,336
Additional paid-in capital	29,564	-	29,564
Accumulated deficit	(44,914)	(86,987)	(131,901)
Total Stockholders’ Equity (Deficit)	(13,014)	(86,987)	(100,001)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,286	$-	$1,286

For the Three Months Ended July 31, 2014
	As Reported	Adjustment	As Restated
Revenue	$-	$-	$-

Operating Expenses:
General and administrative	2,016	34,779	36,795
Marketing and promotion	-	50,700	50,700
Professional Fees	10,998	1,508	12,506

Total operating expenses	13,014	86,987	101,001

Loss from operations	(13,014)	(86,987)	(101,001)

Net Loss	$(13,014)	$(86,987)	$(101,001)

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

Forward Looking Statements

Statements made in this Form 10-Q/A that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934.  These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof.  We intend that such forward-looking statements be subject to the safe harbors for such statements.  We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Any forward-looking statements represent management's best judgment as to what may occur in the future.  However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

4

Results of Operations for the three months ended July 31, 2014 and 2013

We did not generate any revenues for the three months ended July 31, 2014 and 2013.

General and administrative expense increased $36,724 to $36,795 for the three months ended July 31, 2014 from $71 for the three months ended July 31, 2013.  The increase in general and administrative expense is attributed to an increase in consulting and transfer agent fees.

Marketing and promotional fees increased $50,700 to $50,700 for the three months ended July 31, 2014 from $0 for the three months ended July 31, 2013.  The increase is a result of promoting our business of marketing products and services using short message service (SMS) technology.

Professional fees increased $10,006 to $12,506 for the three months ended July 31, 2014 from $2,500 for the three months ended July 31, 2013.  The increase is a result of an increase in audit and legal fees.

Our net loss for the three months ended July 31, 2014 was $101,001 compared to $2,571 for the three months ended July 31, 2013.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.  For the three months ended July 31, 2014, net cash flows used in operating activities were $99,779 compared to $8,071 for the three months ended July 31, 2013.

Cash Flows from Investing Activities

We have not generated any cash flows from investing activities.

5

Cash Flows from Financing Activities

We have financed our operations primarily from either cash advances from officers, directors and other related parties or the issuance of equity.  For the three months ended July 31, 2014, cash flows from financing activities was $99,779.

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

Off-Balance Sheet Arrangements

None

Going Concern

The accompanying financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has had no revenue as of July 31, 2014 and an accumulated deficit of $131,901.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

6

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

7

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

8

ITEM 6.  EXHIBITS

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

9

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE LADS CORP.

By: /s/ Michael Anthony Paul
Date: December 22, 2014	Michael Anthony Paul
President, Chief Executive Officer,
Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Anthony Paul	President, Chief Executive	December 22, 2014
Michael Anthony Paul	Officer, Director

/s/ Alpha Pang	Chief Financial Officer, Director, Secretary, Treasurer	December 22, 2014
Alpha Pang

10