Form 10-Q
period 2015-01-31
Mobile Lads Corp
filed 2015-03-23
CIK 1580264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 20, 2015 the registrant’s outstanding stock consisted of 233,566,850 common shares.

MOBILE LADS CORP.

FORM 10-Q

For the Quarterly Period Ended January 31, 2015

2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MOBILE LADS CORP.

FINANCIAL STATEMENTS

 TABLE OF CONTENTS

Balance Sheets as of January 31, 2015 (unaudited) and April 30, 2014	F-2
Statements of Operations for the three and nine months ended January 31, 2015 and 2014 (unaudited)	F-3
Statements of Cash Flows for the nine months ended January 31, 2015 and 2014 (unaudited)	F-4
Notes to the Financial Statements (unaudited)	F-5

3

MOBILE LADS CORP. BALANCE SHEETS
ASSETS
	January 31, 2015	April 30, 2014
	(unaudited)	(audited)
Current Assets:
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$7,939	$-
Due to a related parties	244,622	-

Total Liabilities	252,561	-

Stockholders’ Equity:
Common stock, par value $0.00001; 250,000,000 shares authorized, 233,566,850 and 233,566,850 shares issued and outstanding; respectively	2,336	2,336
Additional paid in capital	29,564	29,564
Accumulated deficit	(284,461)	(31,900)
Total Stockholders’ Equity (Deficit)	(252,561)	-
Total Liabilities and Stockholders’ Equity (Deficit)	$-	$-

 The accompanying notes are an integral part of these financial statements.

MOBILE LADS CORP. STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative	39,709	-	123,570	566
Marketing and promotion	700	-	92,419	-
Professional Fees	9,196	18,254	36,572	22,254

Total operating expenses	49,605	18,254	252,561	22,820

Loss from operations	(49,605)	(18,254)	(252,561)	(22,820)

Provision for Income Taxes	-	-	-	-

Net Loss	$(49,605)	$(18,254)	$(252,561)	$(22,820)

Net Loss per share - basic	$(0.00)	$(0.00)	(0.00)	$(0.00)
Weighted average shares outstanding – basic	233,566,850	201,708,210	233,566,850	196,189,070

  The accompanying notes are an integral part of these financial statements.

MOBILE LADS CORP. STATEMENT OF CASH FLOWS (Unaudited)
	For the Nine Months Ended January 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(252,561)	$(22,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:		-
Increase in accounts payable	7,939	-
Increase / (decrease) in accrued expenses	-	(5,300)
CASH FLOWS USED IN OPERATING ACTIVITIES	(244,622)	(28,120)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	22,400
Loans from a director	-	2,200
Advances from related parties	244,622	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	244,622	24,600

NET CHANGE IN CASH:	-	(3,520)
Cash, beginning of period	-	6,900
Cash, end of period	$-	$3,380

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
Supplemental disclosure of non-cash activities
Expenses paid by related party loans	$244,622	$-

 The accompanying notes are an integral part of these financial statements.

MOBILE LADS CORP.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2015

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

NOTE 2 – GOING CONCERN

The accompanying financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has had no revenue as of January 31, 2015 and has an accumulated deficit of $284,461. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit and cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the nine months ended January 31, 2015 are not necessarily indicative of the results for the full fiscal year.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.  There were no cash equivalents as of January 31, 2015 and April 30, 2014.

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

In June 2006, the FASB interpreted its standard for accounting for uncertainty in income taxes, an interpretation of accounting for income taxes.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance the minimum recognition threshold and measurement attributable to a tax position taken on a tax return is required to be met before being recognized in the financial statements.  The FASB’s interpretation had no material impact on the Company’s financial statements for the period ended January 31, 2015.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period.  Diluted earnings per share is calculated by dividing the Company ’ s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year.  The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  There are no such common stock equivalents outstanding as of January 31, 2015 and April 31, 2014.

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

As of January 31, 2015, the CEO and companies owned by the CEO advanced the Company a total of $244,622 to pay for legal, auditing, consulting fees and other general operating costs. The advances are unsecured, non-interest bearing and due on demand.

NOTE 5 – COMMON STOCK

The Company has 250,000,000, $0.001 par value shares of common stock authorized.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, March 10, 2015 and through the date of the filing, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the three months ended January 31, 2015 and 2014

We did not generate any revenues for the three months ended January 31, 2015 and 2014.

General and administrative expense increased $39,709 to $39,709 for the three months ended January 31, 2015 from $0 for the three months ended January 31, 2014. The increase in general and administrative expense is attributed to an increase in consulting fees, transfer agent fees and other general operating costs.

Marketing and promotional fees increased $700 to $700 for the three months ended January 31, 2015 from $0 for the three months ended January 31, 2014. The increase is a result of promoting our business of marketing products and services using short message service (SMS) technology.

Professional fees decreased $9,058 to $18,254 for the three months ended January 31, 2015 from $18,254 for the three months ended January 31, 2014. Professional fees consists mostly of costs for accounting, audit and legal services.

Our net loss for the three months ended January 31, 2015 was $49,605 compared to $18,254 for the three months ended January 31, 2014.

Results of Operations for the nine months ended January 31, 2015 and 2014

We did not generate any revenues for the nine months ended January 31, 2015 and 2014.

General and administrative expense increased $123,004 to $123,570 for the nine months ended January 31, 2015 from $566 for the nine months ended January 31, 2014. The increase in general and administrative expense is attributed to an increase in consulting fees, transfer agent fees and other general operating costs.

Marketing and promotional fees increased $92,419 to $92,419 for the nine months ended January 31, 2015 from $0 for the nine months ended January 31, 2014. The increase is a result of promoting our business of marketing products and services using short message service (SMS) technology.

Professional fees increased $14,318 to $36,572 for the nine months ended January 31, 2015 from $22,254 for the nine months ended January 31, 2014. Professional fees consists mostly of costs for accounting, audit and legal services.

Our net loss for the nine months ended January 31, 2015 was $252,561 compared to $22,820 for the nine months ended January 31, 2014.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended January 31, 2015, net cash flows used in operating activities were $244,622 compared to $28,120 for the nine months ended January 31, 2014.

Cash Flows from Investing Activities

We have not generated any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either cash advances from officers, directors and other related parties or the issuance of equity. For the nine months ended January 31, 2015, cash flows from financing activities was $244,622.

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

Off-Balance Sheet Arrangements

None

Going Concern

The accompanying financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has had no revenue as of January 31, 2015 and an accumulated deficit of $284,461.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2015.  Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Such officer also confirmed that there was no change in our internal control over financial reporting during the nine month period ended January 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MOBILE LADS CORP.

By: /s/ Michael Anthony Paul
Date: March 23, 2015	Michael Anthony Paul
President, Chief Executive Officer,
Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Anthony Paul	President, Chief Executive	March 23, 2015
Michael Anthony Paul	Officer, Director

/s/ Alpha Pang	Chief Financial Officer, Director, Secretary, Treasurer	March 23, 2015
Alpha Pang

10