Form 10-K
period 2015-04-30
Mobile Lads Corp
filed 2015-08-13
CIK 1580264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

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

Large accelerated filer ☐             Accelerated filer ☐          Non-accelerated filer ☐         Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐   No ☑

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of the last business day of the registrants’ most recently completed second fiscal quarter:  $0.00.

As of August 12, 2015 the registrant’s outstanding stock consisted of 233,566,850 common shares.

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

General

Mobile Lads Corp. was incorporated in the State of Nevada on March 26, 2013.  We are a development stage company with limited operating history.  Our business is advertising of products and services using SMS technology.

The way we interact and share information is changing rapidly, with mobile technology leading the way.  The way we market must also change rapidly with more tools for reaching a mobile audience.  We believe that traditional advertising has been undergoing a shift from being dominant and mobile advertising is quickly becoming one of the most effective ways to reach target audiences anytime and anywhere.

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

3

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

Research and Development

We have not spent any amounts on research and development activities during the year ended April 30, 2015.  We anticipate that we will not incur any expenses on research and development over the next 12 months.  Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

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

Item 2.  Description of Property

We do not currently own any property or real estate of any kind.  Our business offices are located at 3370 NE 190th Street, Suite 3815, Aventura, Florida 33180.

Item 3.  Legal Proceedings

We are currently unaware of any legal matters pending or threatened against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Pink Sheets under the symbol “MOBO”.  Trading in stocks quoted on the OTC Pink Sheets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Pink Sheets securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Pink Sheets securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Pink Sheets issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common stock became eligible for quotation on the OTC Bulletin Board on December 17, 2013.  As of August 12, 2015, only a minimal amount of shares have traded and the market price for our common shares is $0.045 per share.

Number of Holders

As of April 30, 2015, the 233,566,850 issued and outstanding shares of common stock were held by a total of 27 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended April 30, 2015 and 2014.  We have not paid any cash dividends since our inception and do not foresee declaring any dividends on our common stock in the foreseeable future.

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

Our independent registered public accountants have stated in their report, included in Item 8 Financial Statements that our significant operating losses and working capital deficit raise substantial doubt about our ability to continue as a going concern.  As of April 30, 2015 we had an accumulated deficit of $320,778, a working capital deficit of $284,711 and a net loss for the year of $288,878.

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

Results of Operations for the years ended April 30, 2015 and 2014

We did not generate any revenues for the years ended April 30, 2015 and 2014.

General and administrative expense increased $125,574 to $145,824 for the year ended April 30, 2015 from $20,250 for the year ended April 30, 2014.  The increase in general and administrative expense is attributed to an increase in consulting fees, transfer agent fees and other general operating costs.

Marketing and promotional fees increased $92,419 to $92,419 for the year ended April 30, 2015 from $0 for the year ended April 30, 2014.  The increase is a result of promoting our business of marketing products and services using short message service (SMS) technology.

Professional fees increased $46,385 to $50,635 for the year ended April 30, 2015 from $4,250 for year ended April 30, 2014.  Professional fees consist mostly of costs for accounting, audit and legal services.

Our net loss for the year ended April 30, 2015 was $288,878 compared to $24,500 for the year ended April 30, 2014.

Liquidity and Capital Resources

At April 30, 2015, we had $nil cash in the bank.

As of April 30, 2015, we had $260,776 of cash advances due to our CEO.  All amounts were used to pay for general operating expenses of the business.  The advances are unsecured, non-interest bearing, and due on demand.

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

Because we are a small development stage company, with only two directors, we have not yet appointed an audit committee or any other committee to our Board of Directors.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8.  Financial Statements

MOBILE LADS CORP.

FINANCIAL STATEMENTS

GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Mobile Lads Corp.

We have audited the accompanying balance sheets of Mobile Lads Corp. as of April 30, 2015 and 2014 and the related statement of operations, stockholders’ equity/(deficit) and cash flows for the periods then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, subject to the following paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Lads Corp. as of April 30, 2015 and 2014 and the results of its operations and cash flows for the periods then in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note #3 to the financial statements, the company has had significant operating losses; a working capital deficiency and its need for new capital raise substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note #3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

August 8, 2015

MOBILE LADS CORP. BALANCE SHEETS
ASSETS
	April 30, 2015	April 30, 2014

Current Assets:
Cash	$-	$-
Total current assets	-	-
Intangible assets, net	145,833	-

Total Assets	$145,833	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$20,935	$-
Accrued officer compensation	3,000	-
Due to a related parties	260,776	-

Total Liabilities	284,711	-

Stockholders’ Equity:
Common stock, par value $0.00001; 250,000,000 shares authorized, 233,566,850 and 233,566,850 shares issued and outstanding; respectively	2,336	2,336
Common stock payable	150,000	-
Additional paid in capital	29,564	29,564
Accumulated deficit	(320,778)	(31,900)
Total Stockholders’ Equity (Deficit)	(138,878)	-
Total Liabilities and Stockholders’ Equity (Deficit)	$145,833	$-

 The accompanying notes are an integral part of these financial statements.

MOBILE LADS CORP. STATEMENTS OF OPERATIONS
	For the Years Ended April 30,
	2015	2014

Revenue	$-	$-

Operating Expenses:
General and administrative	145,824	20,250
Marketing and promotion	92,419	-
Professional Fees	50,635	4,250

Total operating expenses	288,878	24,500

Loss from operations	(288,878)	(24,500)

Provision for Income Taxes	-	-

Net Loss	$(288,878)	$(24,500)

Net Loss per share - basic	$(0.00)	$(0.00)
Weighted average shares outstanding, basic & diluted	233,566,850	214,899,817

 The accompanying notes are an integral part of these financial statements.

MOBILE LADS CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid In	Common Stock	Accumulated Deficit	Total
	Shares	Amount	Capital	Payable
Balance at April 30, 2013	192,500,000	$1,925	$1,575	$-	$(7,400)	$(3,900)

Common stock issued for cash	41,066,850	411	21,989	-	-	22,400

Forgiveness of debt	-	-	6,000	-	-	6,000

Net loss for the year ended April 30, 2014	-	-	-	-	(24,500)	(24,500)

Balance at April 30, 2014	233,566,850	2,336	29,564	-	(31,900)	-

Stock issued for acquisition of intangible assets	-	-	-	150,000	-	150,000

Net loss for the year ended April 30, 2015	-	-	-	-	(288,878)	(288,878)

Balance at April 30, 2015	233,566,850	$2,336	$29,564	$150,000	$(320,778)	$(138,878)

The accompanying notes are an integral part of these financial statements.

MOBILE LADS CORP. STATEMENT OF CASH FLOWS
	For the Years Ended April 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(288,878)	$(24,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	4,167	-
Changes in assets and liabilities:		-
Increase in accounts payable	20,935	-
Increase / (decrease) in accrued expenses	3,000	(7,000)
CASH FLOWS USED IN OPERATING ACTIVITIES	(260,776)	(31,500)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	22,400
Loans from a director	-	2,200
Advances from related parties	260,766	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	260,766	24,600

NET DECREASE IN CASH:	-	(6,900)
Cash, beginning of year	-	6,900
Cash, end of year	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
Supplemental disclosure of non-cash activities
Expenses paid by related party loans	$260,766	$-
Common stock payable issued for intangible assets	$150,000	$-

The accompanying notes are an integral part of these financial statements.

MOBILE LADS CORP.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2015

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Mobile Lads Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on March 26, 2013.  Our business is focused on marketing products and services using short message service (SMS) technology.  SMS technology involves sending marketing offers through cell phones that target specific audiences at the last minute.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial  statements  which  present  fairly  the  financial  condition,  results  of  operations  and  cash  flows  of  the Company for the respective periods being presented.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.  There were no cash equivalents as of April 30, 2015 and 2014.

Intangible assets

Intangible assets are carried at cost and amortized over their estimated useful lives, generally on a straight-line basis over three years.  The Company reviews identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition.  Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value.

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

Income Taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Stock-based Compensation

We account for equity-based transactions with nonemployees under the provisions of ASC Topic No. 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”).  ASC 505-50 establishes that equity-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant.  The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model.  In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

We account for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period.  Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year.  The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  There are no such common stock equivalents outstanding as of April 30, 2015 and 2014.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures.  The amendments in this Update provide that guidance.  In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures.  The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards.  Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016.  Early adoption is permitted.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has had no revenue as of April 30, 2015 and has an accumulated deficit of $320,778.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

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

NOTE 4 – INTANGIBLE ASSETS

Effective March 31, 2015, the Company finalized an asset purchase agreement with KZRP Partners.  The assets purchased include software, intellectual property, code, processes and other software and processes known as “Coubox”.  The purchase price is $150,000 to be paid with the issuance of 1,000,000 shares of common stock.  As of April 30, 2015, the shares have not yet been issued and are therefore shown as a stock payable in the financial statements.  The assets will be amortized over their estimated useful life of three years.

Assets stated at cost, less accumulated amortization consisted of the following:

	April 30, 2015	April 30, 2014
Intangible asset	$150,000	$-
Less: accumulated amortization	(4,167)	-
Intangible assets, net	$145,833	$-

Amortization expense for the years ended April 30, 2015 and 2014, were $4,167 and $0, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of April 30, 2014, the Company’s former sole director loaned the company $6,000.  The loans were unsecured, and non-interest bearing.  In April 2014, this loan was forgiven and credited to additional paid in capital.

As of April 30, 2015, the CEO and companies owned by the CEO advanced the Company a total of $260,776 to pay for legal, auditing, consulting fees and other general operating costs.  The advances are unsecured, non-interest bearing and due on demand.

NOTE 6 – COMMON STOCK

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The provision for Federal income tax consists of the following April 30:

	2015	2014
Federal income tax benefit attributable to:
Current Operations	$98,219	$8,330
Less: valuation allowance	(98,219)	(8,330)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2015	2014
Deferred tax asset attributable to:
Net operating loss carryover	$109,065	$10,846
Less: valuation allowance	(109,065)	(10,846)
Net deferred tax asset	$-	$-

At April 30, 2015, the Company had net operating loss carry forwards of approximately $321,000 that may be offset against future taxable income from the year 2015 to 2033.  No tax benefit has been reported in the April 30, 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, August 8, 2015 and through the date of the filing, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 16, 2015, we were notified that Harris & Gillespie CPA’S, PLLC (the “Former Accountant”) was deregistered per PCAOB Release No. 105-2015-011.  As a result of the transaction, on June 16, 2015, the Former Accountant resigned as the Company’s independent registered public accounting firm and we engaged Michael Gillespie & Associates, PLLC (the “New Accountant”) as the Company’s independent registered public accounting firm.  The engagement of the New Accountant was approved by the Company’s Board of Directors.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter of the fiscal year ended April 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Management is aware that there is a lack of segregation of duties at our company due to the limited number of employees dealing with general administrative and financial matters.  At this time management believes that, given the individuals involved and the control procedures in place, the risks associated with such lack of segregation are insignificant, and that the potential benefits of adding additional employees to segregate duties more clearly do not justify the associated added expense.  Management will continue to evaluate this segregation of duties.  In addition, management is aware that many of our currently existing internal controls are undocumented.  Our management will be working to document such internal controls over the coming year.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

The following table sets forth certain information regarding our directors, executive officers and key employees as of April 30, 2015 and as of the date of the filing of this report:

Name and Address

Age

Position(s) Held

Michael Anthony Paul

60

President, CEO, Principal Executive

Officer and Chairman of the Board of

Directors

Alpha Pang

58

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

Alpha Pang has been CFO, Principal Accounting Officer, Secretary, Treasurer and a Director of our company since June 24, 2014.  Since June 2004 to present, Mr. Pang has been working as a Business Consultant at ABP Financials, a private company.  Since May 2011 to present, Mr. Pang has been the President and Director of Gold Cap Resources, a public company listed on NYSE EURONEXT PARIS, Marche Libre exchange.  From September 2007 to June 2011 Mr. Pang was a director and the CFO of Angstrom Microsystems Inc., a public company.  From November 2010 to May 2011, Mr. Pang was a director at Alaska Pacific Corp., a public company.

Term of Office of Directors

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our Board of Directors and hold office until the officer dies or resigns or the Board elects a successor or removes the officer.

Key Employees

None.

Family Relationships

None.

Involvement in Certain Legal Proceedings

None.

Audit Committee Financial Expert

Because we are a small development stage company, with only two directors, we have not yet appointed an audit committee to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Code of Ethics

We have adopted an informal Code of Ethics that applies to our officers, directors, which we feel is sufficient at this time, given we are still in the start-up, development stage and have no employees, other than our officers and directors.

Item 11.  Executive Compensation.

We have two executive officers, who are currently our only employees.  The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2015 and 2014 awarded to, earned by or paid to our executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock	Option	Non-Equity	Change in Pension	All Other	Total
(a)	(b)	($)	($)	Awards	Awards	Incentive	Value Nonqualified	Compensation	($)
		(c)	(d)	($)	($)	Plan	Deferred	($)	(j)
				(e)	(f)	Compensation	Compensation	(i)
						($)	Earnings
						(g)	($)
							(h)
Michael Anthony Paul, President, CEO and Principal Executive Officer	2015	$ 3,000	0	0	0	0	0	0	$ 3,000
	2014	0	0	0	0	0	0	0	0
Alpha Pang, Paul, Secretary, Treasurer and CFO	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Name and Principal Position(s) (a)	OPTION AWARDS					STOCK AWARDS
	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)	Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Michael Anthony Paul, President, CEO and Principal Executive Officer	0	0	0	0	0	0	0	0	0
Alpha Pang, Paul, Secretary, Treasurer and CFO	0	0	0	0	0	0	0	0	0

Option Grants

No options were granted during the fiscal year ended April 30, 2015.  We have no outstanding warrants or stock options.

Director Compensation

None.

Employment Agreements

None.

Report on Repricing of Options

None.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of April 30, 2015 and as of the date of the filing of this annual report by:

•	each of our executive officers;

•	each director;

•	each person known to us to own more than 5% of our outstanding common stock; and

•	all of our executive officers and directors and as a group.

As of April 30, 2015, we had a total of 233,566,850 shares of common stock issued and outstanding.  Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below.  Except where noted, the address of all listed beneficial owners is in care of our office address.

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

Changes in Control

None.

Item 13.  Certain Relationships, Related Transactions and Director Independence

As of April 30, 2015, the CEO and companies owned by the CEO advanced the Company a total of $260,776 to pay for legal, auditing, consulting fees and other general operating costs.  The advances are unsecured, non-interest bearing and due on demand.

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

Item 14.  Principal Accountant Fees and Services

Audit Fees

For the year ended April 30, 2015 and 2014, the aggregated fees billed by Harris & Gillespie CPA’s, PLLC, for professional services rendered for the audit (including quarterly review) of our annual financial statements included in our annual report on Form 10-K were $11,300 and $9,550, respectively.

Audit-Related Fees

The fees of our accounting firm, Harris & Gillespie CPA’s, PLLC, for providing audit-related services for the fiscal year ended April 30, 2015 and 2014 was none.

Tax Fees

Harris & Gillespie CPA’s, PLLC, did not provide us with tax compliance, tax advice or tax planning services.

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

MOBILE LADS CORP.

By: /s/ Michael Anthony Paul
Date: August 13, 2015	Michael Anthony Paul
President, Chief Executive Officer,
Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Anthony Paul	President, Chief Executive	August 13, 2015
Michael Anthony Paul	Officer, Director

/s/ Alpha Pang	Chief Financial Officer, Director, Secretary, Treasurer	August 13, 2015
Alpha Pang

