Form 10-Q
period 2015-07-31
Mobile Lads Corp
filed 2015-09-14
CIK 1580264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 10, 2015 the registrant’s outstanding stock consisted of 233,566,850 common shares.

MOBILE LADS CORP.

FORM 10-Q

For the Quarterly Period Ended July 31, 2015

2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MOBILE LADS CORP.

FINANCIAL STATEMENTS

 TABLE OF CONTENTS

Condensed Balance Sheets as of July 31, 2015 (unaudited) and April 30, 2015	4
Condensed Statements of Operations for the three months ended July 31, 2015 and 2014 (unaudited)	5
Condensed Statements of Cash Flows for the three months ended July 31, 2015 and 2014 (unaudited)	6
Notes to the Condensed Financial Statements (unaudited)	7

MOBILE LADS CORP. CONDENSED BALANCE SHEETS
ASSETS
	July 31, 2015	April 30, 2015
	(unaudited)	(audited)
Current Assets:
Cash	$311	$-
Prepaid	2,147	-
Total current assets	2,458	-
Intangible assets, net	133,332	145,833

Total Assets	$135,790	$145,833

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$7,641	$20,935
Accrued officer compensation	7,500	3,000
Due to related parties	302,215	260,776

Total Liabilities	317,356	284,711

Stockholders’ Equity:
Common stock, par value $0.00001; 250,000,000 shares authorized, 233,566,850 and 233,566,850 shares issued and outstanding; respectively	2,336	2,336
Common stock payable	150,000	150,000
Additional paid in capital	29,564	29,564
Accumulated deficit	(363,466)	(320,778)
Total Stockholders’ Equity (Deficit)	(181,566)	(138,878)
Total Liabilities and Stockholders’ Equity (Deficit)	$135,790	$145,833

 The accompanying notes are an integral part of these financial statements.

MOBILE LADS CORP. CONDENSED STATEMENTS OF OPERATIONS (unaudited)
	For the Three Months Ended July 31,
	2015	2014
		(Restated)
Revenue	$-	$-

Operating Expenses:
General and administrative	35,354	36,795
Marketing and promotion	-	50,700
Professional Fees	7,334	12,506

Total operating expenses	42,688	100,001

Loss from operations	(42,688)	(100,001)

Provision for Income Taxes	-	-

Net Loss	$(42,688)	$(100,001)

Net Loss per share - basic	$(0.00)	$(0.00)
Weighted average shares outstanding, basic & diluted	233,566,850	233,566,850

 The accompanying notes are an integral part of these financial statements.

MOBILE LADS CORP. CONDENSED STATEMENT OF CASH FLOWS (unaudited)
	For the Three Months Ended July 31,
	2015	2014
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(42,688)	$(100,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	12,501	-
Changes in assets and liabilities:
Increase in prepaids	(2,147)	(1,286)
Increase (decrease) in accounts payable	(13,294)	1,508
Increase in accrued expenses	4,500	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(41,128)	(99,779)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	41,439	99,779
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	41,439	99,779

NET INCREASE IN CASH:	311	-
Cash, beginning of year	-	-
Cash, end of year	$311	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
Supplemental disclosure of non-cash activities
Expenses paid by related party loans	$41,439	$-

The accompanying notes are an integral part of these financial statements.

MOBILE LADS CORP.

NOTES TO THE CONDENSED

FINANCIAL STATEMENTS

July 31, 2015

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit and cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the three months ended July 31, 2015 are not necessarily indicative of the results for the full fiscal year.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.  There were no cash equivalents as of July 31, 2015 and April 30, 2015.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2015 and 2014.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has had no revenue as of July 31, 2015 and has an accumulated deficit of $363,466. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

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

NOTE 4 – INTANGIBLE ASSETS

Effective March 31, 2015, the Company finalized an asset purchase agreement with KZRP Partners. The assets purchased include software, intellectual property, code, processes and other software and processes known as “Coubox”. The purchase price is $150,000 to be paid with the issuance of 1,000,000 shares of common stock. As of July 31, 2015, the shares have not yet been issued and are therefore shown as a stock payable in the financial statements. The assets will be amortized over their estimated useful life of three years.

Assets stated at cost, less accumulated amortization consisted of the following:

	July 31, 2015	April 30, 2015
Intangible asset	$150,000	$150,000
Less: accumulated amortization	(16,668)	(4,167)
Intangible assets, net	$133,332	$145,833

Amortization expense for the period ended July 31, 2015 and 2014, was $12,501 and $0, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of April 30, 2015, the CEO and companies owned by the CEO advanced the Company a total of $260,776 to pay for legal, auditing, consulting fees and other general operating costs. The advances are unsecured, non-interest bearing and due on demand.

During the quarter ended July 31, 2015, companies owned by the CEO advanced the Company an additional $41,439. The advances are unsecured, non-interest bearing and due on demand.

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

	July 31, 2014
Current Assets:	As Reported	Adjustment	As Restated
Cash	$-	$-	$-
Prepaid expense	1,286	-	1,286

TOTAL ASSETS	$1,286	$-	$1,286

Current Liabilities:
Accounts payable	$-	$1,508	$1,508
Due to related parties	14,300	85,479	99,779
Total Liabilities	14,300	86,987	101,287

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock	2,336	-	2,336
Additional paid-in capital	29,564	-	29,564
Accumulated deficit	(44,914)	(86,987)	(131,901)
Total Stockholders’ Equity (Deficit)	(13,014)	(86,987)	(100,001)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,286	$-	$1,286

For the Three Months Ended July 31, 2014
	As Reported	Adjustment	As Restated
Revenue	$-	$-	$-

Operating Expenses:
General and administrative	2,016	34,779	36,795
Marketing and promotion	-	50,700	50,700
Professional Fees	10,998	1,508	12,506

Total operating expenses	13,014	86,987	100,001

Loss from operations	(13,014)	(86,987)	(100,001)

Net Loss	$(13,014)	$(86,987)	$(100,001)

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, September 2, 2015 and through the date of the filing, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Report on Form 10-K, for the year ended April 30, 2015, filed on August 13, 2015 with the Securities and Exchange Commission.

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

Results of Operations for the three months ended July 31, 2015 and 2014

We did not generate any revenues for the three months ended July 31, 2015 and 2014.

General and administrative expense decreased $1,441 to $35,354 for the three months ended July 31, 2015 from $36,795 for the three months ended July 31, 2014. The decrease in general and administrative expense is mainly attributed to a decrease in consulting fees.

Marketing and promotional fees decreased $50,700 to $0 for the three months ended July 31, 2015 from $50,700 for the three months ended July 31, 2014. During the current period no fees were incurred for marketing activities.

Professional fees decreased $5,172 to $7,334 for the three months ended July 31, 2015 from $12,506 for the three months ended July 31, 2014. Professional fees consists mostly of costs for accounting, audit and legal services.

Our net loss for the three months ended July 31, 2015 was $42,688 compared to $100,001 for the three months ended July 31, 2014. The decrease in net loss is a direct result of the decrease in marketing expense.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended July 31, 2015, net cash flows used in operating activities was $41,128 compared to $99,779 for the three months ended July 31, 2014.

Cash Flows from Investing Activities

We have not generated any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either cash advances from officers, directors and other related parties or the issuance of equity. For the three months ended July 31, 2015, cash flows from financing activities was $41,439.

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

Off-Balance Sheet Arrangements

None

Going Concern

The accompanying financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has had no revenue as of July 31, 2015 and an accumulated deficit of $363,466.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2015.  Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended July 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MOBILE LADS CORP.

By: /s/ Michael Anthony Paul
Date: September 14, 2015	Michael Anthony Paul
President, Chief Executive Officer,
Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Anthony Paul	President, Chief Executive	September 14, 2015
Michael Anthony Paul	Officer, Director

/s/ Alpha Pang	Chief Financial Officer, Director, Secretary, Treasurer	September 14, 2015
Alpha Pang

/s/ Muhammed Khan	Director	September 14, 2015
Muhammed Khan

