Form 10-Q
period 2015-10-31
Mobile Lads Corp
filed 2015-12-21
CIK 1580264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 18, 2015 the registrant’s outstanding stock consisted of 240,566,850 common shares.

MOBILE LADS CORP.

FORM 10-Q

For the Quarterly Period Ended October 31, 2015

2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MOBILE LADS CORP.

FINANCIAL STATEMENTS

 TABLE OF CONTENTS

Condensed Balance Sheets as of October 31, 2015 (unaudited) and April 30, 2015	5
Condensed Statements of Operations for the three and six months ended October 31, 2015 and 2014 (unaudited)	6
Condensed Statements of Cash Flows for the six months ended October 31, 2015 and 2014 (unaudited)	7
Notes to the Condensed Financial Statements (unaudited)	8

MOBILE LADS CORP. CONDENSED BALANCE SHEETS
ASSETS
	October 31, 2015	April 30, 2015
	(unaudited)	(audited)
Current Assets:
Cash	$47,761	$-
Total current assets	47,761	-
Intangible assets, net	120,831	145,833

Total Assets	$168,592	$145,833

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$25,320	$20,935
Accrued officer compensation	14,988	3,000
Loan payable	167,404	-
Loans payable - related parties	278,454	260,776

Total Liabilities	486,166	284,711

Stockholders’ Equity:
Common stock, par value $0.00001; 250,000,000 shares authorized, 233,566,850 and 233,566,850 shares issued and outstanding; respectively	2,336	2,336
Common stock payable	850,000	150,000
Additional paid in capital	29,564	29,564
Accumulated deficit	(1,199,474)	(320,778)
Total Stockholders’ Equity (Deficit)	(317,574)	(138,878)
Total Liabilities and Stockholders’ Equity (Deficit)	$168,592	$145,833

 The accompanying notes are an integral part of these financial statements.

MOBILE LADS CORP. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative	64,908	51,485	100,262	110,682
Consulting	733,768	36,600	733,768	64,898
Professional Fees	37,332	14,870	44,666	27,376

Total operating expenses	836,008	102,955	878,696	202,956

Loss from operations	(836,008)	(102,955)	(878,696)	(202,956)

Provision for Income Taxes	-	-	-	-

Net Loss	$(836,008)	$(102,955)	$(878,696)	$(202,956)

Net Loss per share - basic	$(0.00)	$(0.00)	(0.00)	$(0.00)
Weighted average shares outstanding – basic	233,566,850	233,566,850	233,566,850	233,566,850

The accompanying notes are an integral part of these financial statements.

MOBILE LADS CORP. CONDENSED STATEMENT OF CASH FLOWS (unaudited)
	For the Six Months Ended October 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(878,696)	$(202,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	25,002	-
Common stock issued for services	700,000	-
Changes in assets and liabilities:
Increase in accounts payable	4,385	11,890
Increase in accrued expenses	11,988	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(137,321)	(191,066)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	167,404	-
Advances from related parties	17,678	191,066
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	185,082	191,066

NET INCREASE IN CASH:	47,761	-
Cash, beginning of period	-	-
Cash, end of period	$47,761	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
Supplemental disclosure of non-cash activities
Expenses paid by related party loans	$70,926	$191,066

The accompanying notes are an integral part of these financial statements.

MOBILE LADS CORP.

NOTES TO THE

CONDENSED FINANCIAL STATEMENTS

October 31, 2015

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit and cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the six months ended October 31, 2015 are not necessarily indicative of the results for the full fiscal year.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.  There were no cash equivalents as of October 31, 2015 and April 30, 2015.

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

Income Taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2015 and 2014.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has had no revenue as of October 31, 2015 and has an accumulated deficit of $1,199,474. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

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

NOTE 4 – INTANGIBLE ASSETS

Effective March 31, 2015, the Company finalized an asset purchase agreement with KZRP Partners. The assets purchased include software, intellectual property, code, processes and other software and processes known as “Coubox”. The purchase price is $150,000 to be paid with the issuance of 1,000,000 shares of common stock. As of October 31, 2015, the shares have not yet been issued and are therefore shown as a stock payable in the financial statements. The assets will be amortized over their estimated useful life of three years.

Assets stated at cost, less accumulated amortization consisted of the following:

	October 31, 2015	April 30, 2015
Intangible asset	$150,000	$150,000
Less: accumulated amortization	(29,169)	(4,167)
Intangible assets, net	$120,831	$145,833

Amortization expense for the period ended October 31, 2015 and 2014, was $25,002 and $0, respectively.

NOTE 5 – LOAN PAYABLE

During the six months ended October 31, 2015, a third party made a series of loans to the company for a total due of $167,404. The loans are unsecured, non-interest bearing and due on demand. On November 1, 2015, the terms of the note were renegotiated to include a 12% interest rate per annum.

NOTE 6 – RELATED PARTY TRANSACTIONS

Loans Payable

As of April 30, 2015, the CEO and companies owned by the CEO advanced the Company a total of $260,776 to pay for legal, auditing, consulting fees and other general operating costs. The advances are unsecured, non-interest bearing and due on demand.

During the six months ended October 31, 2015, companies owned by the CEO advanced the Company an additional $17,678 for a total amount due of $278,454. The advances are unsecured, non-interest bearing and due on demand.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, December 20, 2015 and through the date of the filing, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

On November 18, 2015, the Board approved the issuance of 7,000,000 shares of common stock for services rendered during October 2015. The shares were valued at $0.10, the closing price on the date of the grant, for total non-cash expense of $700,000. The stock issuance has been credited to common stock payable as of October 31, 2015.

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

We are not involved in developing a web based management system for our operations. We intend to use third party applications for our needs. We signed a web based terms and services agreement with Twilio Inc., and would act as a reseller of Twilio Inc. services, (SMS messaging services). Twilio Inc. itself does not work with retail businesses. It works only with marketers/resellers, who buy their credits/SMS in bulk.

Results of Operations for the three months ended October 31, 2015 and 2014

We did not generate any revenues for the three months ended October 31, 2015 and 2014.

General and administrative expense increased $13,423 to $64,908 for the three months ended October 31, 2015 from $51,485 for the three months ended October 31, 2014. The increase in general and administrative expense is mainly attributed to an increase in rent, compensation and amortization expense.

Consulting expense increased $697,168 to $733,768 for the three months ended October 31, 2015 from $36,600 for the three months ended October 31, 2014. During the current period the company granted 7,000,000 shares of common stock for consulting services for total non-cash expense of $700,000.

Professional fees increased $22,462 to $37,332 for the three months ended October 31, 2015 from $14,870 for the three months ended October 31, 2014. Professional fees consist mostly of costs for accounting, audit and legal services. The increase is attributed to an increase in legal fees associated with SEC filings.

Our net loss for the three months ended October 31, 2015 was $836,008 compared to $102,955 for the three months ended October 31, 2014. The increase in net loss is a direct result of the stock issued for services.

Results of Operations for the six months ended October 31, 2015 and 2014

We did not generate any revenues for the six months ended October 31, 2015 and 2014.

General and administrative expense decreased $10,420 to $100,262 for the six months ended October 31, 2015 from $110,682 for the six months ended October 31, 2014. In the prior period the Company incurred expense for adverting and marketing which it did not have again in the current period.

Consulting expense increased $668,870 to $733,768 for the six months ended October 31, 2015 from $64,898 for the six months ended October 31, 2014. During the current period the company granted 7,000,000 shares of common stock for consulting services for total non-cash expense of $700,000.

Professional fees increased $17,290 to $44,666 for the six months ended October 31, 2015 from $27,376 for the six months ended October 31, 2014. Professional fees consist mostly of costs for accounting, audit and legal services. The increase is attributed to an increase in legal fees associated with SEC filings.

Our net loss for the six months ended October 31, 2015 was $878,696 compared to $202,956 for the six months ended October 31, 2014. The increase in net loss is a direct result of the stock issued for services.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended October 31, 2015, net cash flows used in operating activities was $137,321 compared to $191,066 for the six months ended October 31, 2014.

Cash Flows from Investing Activities

We have had no cash flow due to investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either cash advances from officers and other related parties, directors and other third parties or the issuance of equity. For the six months ended October 31, 2015, cash flows from financing activities was $185,082 compared to $191,066 for the six months ended October 31, 2014.

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

Off-Balance Sheet Arrangements

None

Going Concern

The accompanying financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has had no revenue as of October 31, 2015 and an accumulated deficit of $1,199,474. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended October 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MOBILE LADS CORP.

By: /s/ Michael Anthony Paul
Date: December 21, 2015	Michael Anthony Paul
President, Chief Executive Officer,
Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Anthony Paul	President, Chief Executive	December 21, 2015
Michael Anthony Paul	Officer, Director

/s/ Alpha Pang	Chief Financial Officer, Director, Secretary, Treasurer	December 21, 2015
Alpha Pang

