Form 10-Q
period 2016-01-31
Mobile Lads Corp
filed 2016-03-14
CIK 1580264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 10, 2016 the registrant’s outstanding stock consisted of 311,666,850 common shares.

MOBILE LADS CORP.

FORM 10-Q

For the Quarterly Period Ended January 31, 2016

INDEX

PART I	Financial Information	4
Item 1.	Condensed Unaudited Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12
Item 4.	Controls and Procedures	12

PART II	Other Information	12
Item 1.	Legal Proceedings	12
Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Mine Safety Disclosures	12
Item 5.	Other Information	12
Item 6.	Exhibits	13
Signatures		14

2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MOBILE LADS CORP.

FINANCIAL STATEMENTS

 TABLE OF CONTENTS

Condensed Balance Sheets as of January 31, 2016 (unaudited) and April 30, 2015	5
Condensed Statements of Operations for the three and nine months ended January 31, 2016 and 2015 (unaudited)	6
Condensed Statements of Cash Flows for the nine months ended January 31, 2016 and 2015 (unaudited)	7
Notes to the Condensed Financial Statements (unaudited)	8

MOBILE LADS CORP. CONDENSED BALANCE SHEETS
ASSETS
	January 31, 2016	April 30, 2015
	(unaudited)	(audited)
Current Assets:
Cash	$-	$-
Total current assets	-	-
Intangible assets, net	108,330	145,833

Total Assets	$108,330	$145,833

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$78,640	$20,935
Accrued officer compensation	61,488	3,000
Loan payable	154,578
Loans payable - related parties	323,371	260,776

Total Liabilities	618,077	284,711

Stockholders’ Equity:
Preferred stock, par value $0.00001; 9,000,000 shares authorized, no shares issued and outstanding	-	-
Preferred stock, Series A, par value $0.00001; 1,000,000 shares authorized, 1,000,000 and 0 shares issued and outstanding; respectively	10	-
Common stock, par value $0.00001; 950,000,000 shares authorized, 261,666,850 and 233,566,850 shares issued and outstanding; respectively	2,617	2,336
Common stock payable	150,000	150,000
Additional paid in capital	2,747,273	29,564
Accumulated deficit	(3,409,647)	(320,778)
Total Stockholders’ Equity (Deficit)	(509,747)	(138,878)
Total Liabilities and Stockholders’ Equity (Deficit)	$108,330	$145,833

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOBILE LADS CORP. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative	158,435	40,409	258,697	215,989
Consulting	2,028,875	-	2,762,643	-
Professional Fees	17,800	9,196	62,466	36,572

Total operating expenses	2,205,110	49,605	3,083,806	252,561

Loss from operations	(2,205,110)	(49,605)	(3,083,806)	(252,561)

Other expense
Interest expense	(5,063)	-	(5,063)	-
Total other expense	(5,063)	-	(5,063)	-

Provision for Income Taxes	-	-	-	-

Net Loss	$(2,210,173)	$(49,605)	$(3,088,869)	$(252,561)

Net Loss per share - basic	$(0.01)	$(0.00)	(0.01)	$(0.00)
Weighted average shares outstanding – basic	242,263,589	233,566,850	236,476,305	233,566,850

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOBILE LADS CORP. CONDENSED STATEMENT OF CASH FLOWS (unaudited)
	For the Nine Months Ended January 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,088,869)	$(252,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	37,503	-
Common stock issued for services	2,718,000	-
Changes in assets and liabilities:
Increase in accounts payable and accrual	12,705	7,939
Increase in accrued compensation	103,488	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(217,173)	(244,622)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	205,314
Repayment of loans	(50,736)
Advances from related parties	62,595	244,622
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	217,173	244,622

NET INCREASE IN CASH:	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
Supplemental disclosure of non-cash activities
Expenses paid by related party loans	$106,655	$244,622
Common stock issued for services	$2,718,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOBILE LADS CORP.

NOTES TO THE CONDENSED

FINANCIAL STATEMENTS

January 31, 2016

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit and cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the nine months ended January 31, 2016 are not necessarily indicative of the results for the full fiscal year.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.  There were no cash equivalents as of January 31, 2016 and April 30, 2015.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2016 and 2015.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has had no revenue as of January 31, 2016 and has an accumulated deficit of $3,409,647. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

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

NOTE 4 – INTANGIBLE ASSETS

Effective March 31, 2015, the Company finalized an asset purchase agreement with KZRP Partners. The assets purchased include software, intellectual property, code, processes and other software and processes known as “Coubox”. The purchase price is $150,000 to be paid with the issuance of 1,000,000 shares of common stock. As of January 31, 2016, the shares have not yet been issued and are therefore shown as a stock payable in the financial statements. The assets will be amortized over their estimated useful life of three years.

Assets stated at cost, less accumulated amortization consisted of the following:

	January 31, 2016	April 30, 2015
Intangible asset	$150,000	$150,000
Less: accumulated amortization	(41,670)	(4,167)
Intangible assets, net	$108,330	$145,833

Amortization expense for the period ended January 31, 2016 and 2015, was $37,503 and $0, respectively.

NOTE 5 – COMMON STOCK

On January 14, 2016, the Company increased the authorized capital stock from 250 million shares of common stock to 950 million shares of common stock.

On January 19, 2016, the Company issued 14,000,000 shares of common stock to a director for director and consulting services. The shares were valued at the closing price on the date of grant for total non-cash expense of $1,365,000.

On January 19, 2016, the Company issued 14,100,000 shares of common stock for consulting services. The shares were valued at the closing price on the date of grant for total non-cash expense of $1,352,000.

NOTE 6 – PREFERRED STOCK

On January 14, 2016, the Company created a new class of 10,000,000 shares of preferred stock, par value $0.00001.

On January 20, 2015, the Company filed a Certificate of Designation of Series A Preferred Stock with the Nevada Secretary of State designating 1,000,000 of the Company's previously authorized preferred stock.  Each share of Series A Preferred Stock entitles the holder thereof to one thousand votes per share on all matters to be voted on by the holders of the Company’s common stock and is not convertible into any shares of the Company's common stock.  With respect to rights on liquidation, dissolution or winding up, shares of Series A Preferred Stock rank on a parity with the Company's common stock.

On January 25, 2016, the Company authorized the issuance of 500,000 shares of Series A Preferred Stock to its Chairman and CEO.  The issuance of the Series A Preferred was made in consideration for services provided to the Company for total non-cash compensation of $500.

On January 25, 2016, the Company authorized the issuance of 500,000 shares of Series A Preferred Stock to a consultant.  The issuance of the Series A Preferred was made in consideration for services provided to the Company for total non-cash compensation of $500.

NOTE 7 – LOAN PAYABLE

During the nine months ended January 31, 2016, a third party made a series of loans to the company for a total due of $154,578. The loans are unsecured, non-interest bearing and due on demand. On November 1, 2015, the terms of the note were renegotiated to include a 12% interest rate per annum. As of January 31, 2016 there is $5,063 of accrued interest due.

NOTE 8 – RELATED PARTY TRANSACTIONS

Loans Payable

As of April 30, 2015, the CEO and companies owned by the CEO advanced the Company a total of $260,776 to pay for legal, auditing, consulting fees and other general operating costs. The advances are unsecured, non-interest bearing and due on demand.

During the nine months ended January 31, 2016, companies owned by the CEO advanced the Company an additional $62,595, for a total amount due of $323,371. The advances are unsecured, non-interest bearing and due on demand.

NOTE 9 – COMMITMENTS

Operating Leases

The Company currently leases three units in Oakville, Ontario, Canada. The first unit was leased on February 1, 2015. Monthly rent is $1,850 plus additional charges for utilities and other office expense. The second unit was leased on November 1, 2015. Monthly rent is $2,947 plus additional charges for utilities and other office expense. The third unit was leased on January 1, 2016. Monthly rent is $3,453 plus additional charges for utilities and other office expense. All lease agreements are on a month to month basis.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, March 10, 2016 and through the date of the filing, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

On February 1, 2016, the Board approved the issuance of 50,000,000 shares of common stock for the purchase of inventory.

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

Results of Operations for the three months ended January 31, 2016 and 2015

We did not generate any revenues for the three months ended January 31, 2016 and 2015.

General and administrative expense increased $118,026 to $158,435 for the three months ended January 31, 2016 from $40,409 for the three months ended January 31, 2015. The increase in general and administrative expense is mainly attributed to an increase in rent, compensation and amortization expense.

Consulting expense increased $2,028,875 to $2,028,875 for the three months ended January 31, 2016 from $0 for the three months ended January 31, 2015. During the current period the company granted 21,100,000 shares of common stock and 1,000,000 shares of Preferred Series A stock for consulting services for total non-cash expense of $2,017,000 and $1,000, respectively.

Professional fees increased $8,604 to $17,800 for the three months ended January 31, 2016 from $9,196 for the three months ended January 31, 2015. Professional fees consist mostly of costs for accounting, audit and legal services. The increase is attributed to an increase in legal fees associated with SEC filings.

Our net loss for the three months ended January 31, 2016 was $2,210,173 compared to $49,605 for the three months ended January 31, 2015. The increase in net loss is a direct result of the stock issued for services and the increase in general and administrative expenses.

Results of Operations for the nine months ended January 31, 2016 and 2015

We did not generate any revenues for the nine months ended January 31, 2016 and 2015.

General and administrative expense decreased $42,708 to $258,697 for the nine months ended January 31, 2016 from $215,989 for the nine months ended January 31, 2015. In the prior period the Company incurred expense for adverting and marketing which it did not have again in the current period.

Consulting expense increased $2,762,643 to $2,762,643 for the nine months ended January 31, 2016 from $0 for the nine months ended January 31, 2015. During the current period the company granted 28,100,000 shares of common stock and 1,000,000 shares of Preferred Series A stock for consulting services for total non-cash expense of $2,717,000 and $1,000, respectively.

Professional fees increased $25,894 to $62,466 for the nine months ended January 31, 2016 from $36,572 for the nine months ended January 31, 2015. Professional fees consist mostly of costs for accounting, audit and legal services. The increase is attributed to an increase in legal fees associated with SEC filings.

Our net loss for the nine months ended January 31, 2016 was $3,088,869 compared to $252,561 for the nine months ended January 31, 2015. The increase in net loss is a direct result of the stock issued for services.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended January 31, 2016, net cash flows used in operating activities was $217,173 compared to $244,622 for the nine months ended January 31, 2015.

Cash Flows from Financing Activities

We have financed our operations primarily from either cash advances from officers, directors and other related parties or the issuance of equity. For the nine months ended January 31, 2016, cash flows from financing activities was $217,173 compared to $244,622 for the nine months ended January 31, 2015.

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

Off-Balance Sheet Arrangements

None

Going Concern

The accompanying financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has had no revenue as of January 31, 2016 and an accumulated deficit of $3,409,647. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended January 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 19, 2016, the Company issued 14,000,000 shares of common stock to a director for services. The shares were valued at the closing price on the date of grant for total non-cash expense of $1,365,000.

On January 19, 2016, the Company issued 14,100,000 shares of common stock for services. The shares were valued at the closing price on the date of grant for total non-cash expense of $1,352,000.

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

MOBILE LADS CORP.

By: /s/ Michael Anthony Paul
Date: March 14, 2016	Michael Anthony Paul
President, Chief Executive Officer,
Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Anthony Paul	President, Chief Executive	March 14, 2016
Michael Anthony Paul	Officer, Director

/s/ Alpha Pang	Chief Financial Officer, Director, Secretary, Treasurer	March 14, 2016
Alpha Pang

