Form 10-K
period 2016-04-30
Mobile Lads Corp
filed 2017-09-18
CIK 1580264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐   No ☒

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of the last business day of the registrants’ most recently completed second fiscal quarter:  $4,528,354

As of September 10, 2017 the registrant’s outstanding stock consisted of 443,707,955 common shares.

1

MOBILE LADS CORP.

PART I

Item 1. Description of Business

Forward-looking Statements

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-K involve risks and uncertainties, including statements as to:

·our future operating results;

·our business prospects;

·our contractual arrangements and relationships with third parties;

·the dependence of our future success on the general economy;

·our possible future financings; and

·the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-K, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Our Business

Mobile Lads Corp. was incorporated in the State of Nevada on March 26, 2013. We are a development stage company with limited operating history. Our business is the creation, packaging and selling of mobile phone products and applications in innovative and market sensitive ways.

Mobile Lads Corp., through its distribution partners and via direct selling, is bringing its line of Smart Phones and Smart Phone Bundled products to cost sensitive markets in particular. The company’s “Instant Access Mobile” product allows the consumer to access leading edge Smart Phones bundled with credit card and e-wallet applications without a formal credit check.

Plan of Operations

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

Research and Development

We have not spent any amounts on research and development activities during the year ended April 30, 2016. We anticipate that we will not incur any expenses on research and development over the next 12 months. Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

Employees and Employment Agreements

At present, we have no employees other than our officers and directors who each devote approximately 35-40 hours a week to our business. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 2. Properties

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock is listed to trade on the OTC Pink Sheets under the symbol “MOBO.” The following table presents the range of the high and low trading prices of our common stock for each quarter of the years ended April 30, 2016 and 2015 as reported by the OTC Markets. Bid and ask quotations are available when there are two or more market makers and those quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Fiscal Year Ended April 30, 2016
Quarter Ended	High $	Low $
July 31, 2015	$0.48	$0.48
October 31, 2015	$0.11	$0.11
January 31, 2016	$0.82	$0.82
April 30, 2016	$0.09	$0.09

Fiscal Year Ended April 30, 2015
Quarter Ended	High $	Low $
July 31, 2014	$0.29	$0.24
October 31, 2014	$0.40	$0.37
January 31, 2015	$0.15	$0.15
April 30, 2015	$0.08	$0.05

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors. The rules require the broker-dealer to receive the purchaser’s written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Number of Holders

As of April 30, 2016, we had 95 shareholders of record, which does not include shareholders who hold shares in “street accounts” of securities brokers.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended April 30, 2016 and 2015. We have not paid any cash dividends since our inception and do not foresee declaring any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On February 1, 2016, 50,000,000 shares of common stock were issued to Leagoo Canada Inc. The shares were issued as payment for an invoice for the purchase of inventory. The inventory was delivered subsequent to April 30, 2016 so the purchase price of $1,438,491 has been debited to prepaid inventory.

During the year ended April 30, 2016, the Company sold 7,600,000 shares of common stock for total cash proceeds of $378,606.

During the year ended April 30, 2016, the Company converted $384,593 of related party debt into 120,941,105 shares of common stock. No gain or loss was recognized on the transactions.

Purchase of our Equity Securities by Officers and Directors

None.

Item 6.  Selected Financial Data

The registrant is a smaller reporting company, pursuant to Rule 229.10(f)(1), and is not required to report this information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10-K.

Results of Operations for the years ended April 30, 2016 and 2015

We did not generate any revenues for the years ended April 30, 2016 and 2015.

General and administrative expense increased $93,671 to $229,322 for the year ended April 30, 2016 from $135,651 for the year ended April 30, 2015. The increase in general and administrative expense is attributed to an increase in rent expense, transfer agent fees and other general operating costs.

Officer compensation increased $132,000 to $132,000 for the year ended April 30, 2016 from $0 for the year ended April 30, 2015. In the prior year there was no officer compensation as time contributed to the Company was minimal.

Consulting fees increased $159,434 to $262,026 for the year ended April 30, 2016 from $102,592 for the year ended April 30, 2015. The increase in consulting expense is in conjunction with the general increase in business activity as the Company prepared to bring product to market.

During the year ended April 30, 2016, the Company issued both preferred and common stock as compensation for various services rendered. In the current year that accounted for $2,859,197 of non-cash expense. There was no stock based compensation in the prior year.

Professional fees increased $73,908 to $124,543 for the year ended April 30, 2016 from $50,635 for year ended April 30, 2015. Professional fees consist mostly of costs for accounting, audit and legal services.

During the year ended April 30, 2016, the Company incurred $30,841 of interest expense. There was no such expense in the prior year.

Our net loss for the year ended April 30, 2016 was $3,637,929 compared to $288,878 for the year ended April 30, 2015. The large increase in net loss is contributed to the stock based and other compensation expense as discussed above.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $3,958,707 at April 30, 2016, had a net loss of $3,637,929 and net cash used in operating activities of $596,527 for year ended April 30, 2016. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Note 2 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes.  Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

We are subject to various loss contingencies arising in the ordinary course of business.  We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies.  An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

We recognize deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.  The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled.  Future tax benefits have been fully offset by a 100% valuation allowance as management is unable to determine that it is more likely than not that this deferred tax asset will be realized.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements

MOBILE LADS CORP.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Mobile Lads Corp.

We have audited the accompanying balance sheet of Mobile Lads Corp. as of April 30, 2016, and the related statement of operations, stockholders’ deficiency, and cash flows for the year ended April 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The April 30, 2015 financial statements were audited by a predecessor independent registered public accounting firm that issued an unqualified opinion, with a going concern explanatory paragraph, on August 8, 2015.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Lads Corp. as of April 30, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has had significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

\s\ Green & Company, CPAs

Green & Company, CPAs

Temple Terrace, Florida

September 15, 2017

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Mobile Lads Corp.

We have audited the accompanying balance sheets of Mobile Lads Corp. as of April 30, 2015 and the related statement of operations, stockholders’ equity/(deficit) and cash flows for the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Lads Corp. as of April 30, 2015 and the results of its operations and cash flows for the period then in conformity with generally accepted accounting principles in the United States of America.

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

August 8, 2015

MOBILE LADS CORP.
BALANCE SHEETS

ASSETS	April 30, 2016	April 30, 2015
Current Assets:
Cash	$96,990	$—
Prepaid insurance	13,886	—
Total current assets	110,876	—
Intangible assets, net	95,829	145,833
Prepaid inventory	1,438,491	—

Total Assets	$1,645,196	$145,833

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$123,997	$20,935
Accrued officer compensation	52,741	3,000
Loan payable	10,418	—

Total Current Liabilities	187,156	23,935
Due to related parties	180,675	260,776

Total Liabilities	367,831	284,711

Stockholders’ Equity (Deficit):
Preferred stock, par value $0.00001; 9,000,000 shares authorized, no shares issued and outstanding	—	—
Preferred stock, Series A, par value $0.00001; 1,000,000 shares authorized, 1,000,000 and 0 shares issued and outstanding; respectively	10	—
Common stock, par value $0.00001; 950,000,000 shares authorized, 440,207,955 and 233,566,850 shares issued and outstanding; respectively	4,402	2,336
Common stock payable	150,000	150,000
Additional paid in capital	5,088,376	29,564
Accumulated deficit	(3,958,707)	(320,778)
Accumulated other comprehensive (loss)	(6,716)	—
Total Stockholders’ Equity (Deficit)	1,277,365	(138,878)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,645,196	$145,833

 The accompanying notes are an integral part of these financial statements.

MOBILE LADS CORP.
STATEMENTS OF OPERATIONS
	For the Years Ended
	April 30,
	2016	2015

Revenue	$—	$—

Operating Expenses:
General and administrative	229,322	135,651
Officer compensation	132,000	—
Consulting	262,026	102,592
Stock based compensation	2,859,197	—
Professional Fees	124,543	50,635

Total operating expenses	3,607,088	288,878

Loss from operations	(3,607,088)	(288,878)

Other expense:
Interest expense	(30,841)	—
Total other expense	(30,841)	—

Loss before provision for income taxes	(3,637,929)	(288,878)
Provision for Income Taxes	—	—

Net Loss	$(3,637,929)	$(288,878)

Other comprehensive income (loss):	(6,716)	—

Comprehensive income (loss)	(3,644,645)	(288,878)

Net Loss per share - basic	$(0.01)	$(0.00)
Weighted average shares outstanding, basic & diluted	273,484,403	233,566,850

 The accompanying notes are an integral part of these financial statements.

MOBILE LADS CORP.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Common Stock Payable	Accumulated Deficit	Comprehensive Loss	Total
Balance at April 30, 2014	—	$—	233,566,850	$2,336	$29,564	$—	$-31,900	$—	$—

Stock issued for acquisition of intangible assets	—	—	—	—	—	150,000	—	—	150,000

Net loss for the year ended April 30, 2015	—	—	—	—	—	—	(288,878)	—	(288,878)

Balance at April 30, 2015	—	—	233,566,850	2,336	29,564	150,000	(320,778)	—	(138,878)

Stock issued for services	1,000,000	10	14,100,000	141	1,352,851	—	—	—	1,353,002

Stock issued to a director for services	—	—	14,000,000	140	1,364,860	—	—	—	1,365,000

Stock issued for cash	—	—	7,600,000	76	378,530	—	—	—	378,606

Stock issued for the purchase of inventory	—	—	50,000,000	500	1,437,991	—	—	—	1,438,491

Stock issued for the conversion of debt	—	—	120,941,105	1,209	383,383	—	—	—	384,592

Warrants issued	—	—	—	—	141,197	—	—	—	141,197

Net loss for the year ended April 30, 2016	—	—	—	—	—	—	(3,637,929)	(6,716)	(3,644,645)

Balance at April 30, 2016	1,000,000	$10	440,207,955	$4,402	$5,088,376	$150,000	$(3,958,707)	$(6,716)	$1,277,365

The accompanying notes are an integral part of these financial statements.

STATEMENT OF CASH FLOWS
	For the Years Ended
	April 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,637,929)	$(288,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	50,004	4,167
Stock based compensation	2,859,197	—
Foreign currency translation adjustment	(6,716)	—
Changes in assets and liabilities:
Prepaids	(13,886)	—
Accounts payable	103,063	20,935
Accrued expenses	49,740	3,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(596,527)	(260,776)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	378,606	—
Proceeds from loan payable	15,267	—
Payments on loan payable	(4,848)	—
Advances from related parties	304,492	260,766
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	693,517	260,766

NET DECREASE IN CASH:	96,990	—
Cash, beginning of year	—	—
Cash, end of year	$96,990	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
Supplemental disclosure of non-cash activities
Expenses paid by related party loans	$270,770	$260,766
Common stock payable issued for intangible assets	$—	$150,000
Common stock issued for inventory	$1,438,491	$—
Common stock issued for the conversion of debt	$384,592	$—

The accompanying notes are an integral part of these financial statements.

MOBILE LADS CORP.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2016 and 2015

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

Translation Adjustment

For the years ended April 30, 2016 and 2015, the accounts of the Company were maintained, and its financial statements were expressed, in both Canadian and US dollars.  The Canadian financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the CAD as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital.  Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the years ended April 30, 2016 and 2015 is included net income and foreign currency translation adjustments.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the year ended April 30, 2016.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. There were no cash equivalents as of April 30, 2016 and 2015.

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

The three levels of valuation hierarchy are defined as follows:

·	Level 1. Observable inputs such as quoted prices in active markets;
·	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;
·	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of April 30, 2016, there were 2,000,000 common stock equivalents (Note 5). Our diluted loss per share is the same as the basic loss per share for the years ended April 30, 2016 and 2015, as the inclusion of any potential shares would have had an anti-dilutive effect due to our generating a loss.

Recent Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not anticipate the adoption of this ASU will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU No. 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share Based Payment Accounting, to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of this newly issued guidance to its consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has accumulated a deficit of $3,958,707 as of April 30, 2016. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

The Company has discussed ways in order to mitigate conditions or events that may raise substantial doubt about its ability to continue as a going concern, there are no assurances that any of these measures will successfully mitigate or be effective at all. (1) The Company shall pursue financing plans to raise funds to judiciously spend towards operational expenses, (2) The Company shall continue to employ low cost measures to operate its business and analyze any unnecessary cost or expense, (3) The Company will seek to avoid unnecessary expenditures, travel, and lodging costs that are not mission critical to its business.

NOTE 4 – INTANGIBLE ASSETS

Effective March 31, 2015, the Company finalized an asset purchase agreement with KZRP Partners. The assets purchased include software, intellectual property, code, processes and other software and processes known as “Coubox”. The purchase price is $150,000 to be paid with the issuance of 1,000,000 shares of common stock. As of April 30, 2016, the shares have not yet been issued and are therefore shown as a stock payable in the financial statements. The assets will be amortized over their estimated useful life of three years.

Assets stated at cost, less accumulated amortization consisted of the following:

	April 30, 2016	April 30, 2015
Intangible asset	$150,000	$150,000
Less: accumulated amortization	(54,171)	(4,167)
Intangible assets, net	$95,829	$145,833

Amortization expense for the years ended April 30, 2016 and 2015, were $50,004 and $4,167, respectively.

As of April 30, 2016, the Company performed an impairment analysis and determined there had been no impairment to the value of its intangible assets as recorded on the balance sheet.

Future amortization expense is as follows:

2017	$50,000
2018	45,829
$95,829

NOTE 5 – WARRANTS

On April 29, 2016, pursuant to the terms of a stock purchase agreement, the Company granted a warrant to purchase 2,000,000 shares of common stock. The warrant vested immediately upon grant. The aggregate fair value of the vested warrant totaled $141,197 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $0.15, stock price of $0.09, 0.77% risk free rate, 194% volatility, and expected life of the warrant of 2 years.

	Shares Available to Purchase with Warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, April 30, 2015	—	$—	$—

Issued	2,000,000	0.15	0.07
Exercised	—	—	—
Cancelled	—	—	—
Expired	—	—	—
Outstanding, April 30, 2016	2,000,000	$0.15	$0.07

Exercisable, April 30, 2016	2,000,000	$0.15	$0.07

Range of Exercise Prices	Number Outstanding 4/30/2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.15	2,000,000	2 years	$0.15

NOTE 6 – COMMON STOCK

On January 14, 2016, the Company increased the authorized capital stock from 250 million shares of common stock to 950 million shares of common stock.

On January 19, 2016, the Company issued 14,000,000 shares of common stock to a director, for director and consulting services. The shares were valued at the closing price on the date of grant for total non-cash expense of $1,365,000.

On January 19, 2016, the Company issued 14,100,000 shares of common stock for consulting services. The shares were valued at the closing price on the date of grant for total non-cash expense of $1,353,002.

On February 1, 2016, 50,000,000 shares of common stock were issued to Leagoo Canada Inc. (“Leagoo”). Leagoo is owned by Muhammad Afzal Khan, a Director and Director of Business Development. The shares were issued as payment for an invoice for the purchase of inventory. The inventory was delivered subsequent to April 30, 2016 so the purchase price of $1,438,491 has been debited prepaid inventory.

During the year ended April 30, 2016, the Company sold 7,600,000 shares of common stock for total cash proceeds of $378,606.

During the year ended April 30, 2016, the Company converted $384,593 of related party debt into 120,941,105 shares of common stock. No gain or loss was recognized on the conversion.

NOTE 7 – PREFERRED STOCK

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

On January 25, 2016, the Company authorized the issuance of 500,000 shares of Series A Preferred Stock to its Chairman and CEO. The shares were valued at $0.001 as there is no active market for the preferred stock and they are not convertible to common. The issuance of the Series A Preferred was made in consideration for services provided to the Company for total non-cash compensation of $500.

On January 25, 2016, the Company authorized the issuance of 500,000 shares of Series A Preferred Stock to a consultant. The shares were valued at $0.001 as there is no active market for the preferred stock and they are not convertible to common. The issuance of the Series A Preferred was made in consideration for services provided to the Company for total non-cash compensation of $500.

NOTE 8 – RELATED PARTY TRANSACTIONS

On February 1, 2016, 50,000,000 shares of common stock were issued to Leagoo Canada Inc. (“Leagoo”). Leagoo is owned by Muhammad Afzal Khan, a Director and Director of Business Development. The shares were issued as payment for an invoice for the purchase of inventory. The inventory was delivered subsequent to April 30, 2016 so the purchase price of $1,438,491 has been debited prepaid inventory.

As of April 30, 2016, the Company owed a shareholder $45,000 for consulting services.

Loans Payable

As of April 30, 2016 and 2015, the Company owed companies owned by Michael A. Paul, CEO a total of $180,675 and $260,776, respectively. Funds were advanced to pay for legal, auditing, consulting fees and other general operating costs. The advances are unsecured, bear interest at 12% and due on demand. In March 2016, $230,015 was converted into 72,331,800 shares of common stock. As of April 30, 2016 there is $16,221 of accrued interest still due.

During the year ended April 30, 2016, Steve Katmarian an independent contractor for the Company, made a series of loans to the Company for a total due of $154,578. The loans were unsecured, non-interest bearing and due on demand. On November 1, 2015, the terms of the note were renegotiated to include a 12% interest rate per annum. In March 2016, the $154,578 was converted into 48,609,305 shares of common stock. As of April 30, 2016 there is $10,142 of accrued interest still due.

The above amounts are not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with independent parties.

NOTE 9 – COMMITMENTS

Operating Leases

The Company currently leases four units in Oakville, Ontario, Canada. The first unit was leased on February 1, 2015. Monthly rent is $1,850 plus additional charges for utilities and other office expense. The second unit was leased on November 1, 2015. Monthly rent is $2,947 plus additional charges for utilities and other office expense. The third unit was leased on January 1, 2016. Monthly rent is $3,453 plus additional charges for utilities and other office expense. The fourth unit was leased on April 1, 2016. Monthly rent is $1,850 plus additional charges for utilities and other office expense. All lease agreements are on a month to month basis. In total the Company pays $10,100 for its monthly rent expense. For the years ended April 30, 2016 and 2015 the Company paid approximately $51,900 and $1,100, respectively for rent expense.

NOTE 10 – INCOME TAXES

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

The provision for Federal income tax consists of the following April 30:

	2016	2015
Federal income tax benefit attributable to:
Current Operations	$1,237,000	$98,219
Less: valuation allowance	(1,237,000)	(98,219)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2016	2015
Deferred tax asset attributable to:
Net operating loss carryover	$1,346,000	$109,065
Less: valuation allowance	(1,346,000)	(109,065)
Net deferred tax asset	$—	$—

At April 30, 2016, the Company had net operating loss carry forwards of approximately $4,000,000 that may be offset against future taxable income from the year 2017 to 2036. No tax benefit has been reported in the April 30, 2016 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2012.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and through the date of the filing, and has determined that it has the following material subsequent events to disclose in these financial.

Subsequent to April 30, 2016, the Company issued 2,000,000 shares of common stock for services.

Subsequent to April 30, 2016, the Company issued 1,500,000 shares of common stock for total proceeds of $75,000.

Subsequent to April 30, 2016 the Company acquired two wholly owned subsidiaries. The first, Fonia Mobile Inc.  was incorporated on May 15, 2016, and was acquired on June 1, 2016. The second, 2440499 Ontario Inc., was incorporated on November 3, 2014 and was acquired by Mobile Lads on Dec 01, 2016. Financial information was not available for either company; therefore, the Company was unable to provide proforma financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer concluded that, as of April 30, 2016, these disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible to establish and maintain adequate internal control over financial reporting. Our Chief Executive Officer is responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The policies and procedures include:

•	maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,
•	reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and
•	reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period April 30, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year April 30, 2016, our internal controls over financial reporting were not effective at that reasonable assurance level. The following aspects of the Company were noted as potential material weaknesses:

  timely and accurate reconciliation of accounts
  lack of timely document preparation
  lack of segregation of duties

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter of the fiscal year ended April 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is aware that there is a lack of segregation of duties at our company due to the limited number of employees dealing with general administrative and financial matters. At this time management believes that, given the individuals involved and the control procedures in place, the risks associated with such lack of segregation are insignificant, and that the potential benefits of adding additional employees to segregate duties more clearly do not justify the associated added expense. Management will continue to evaluate this segregation of duties. In addition, management is aware that many of our currently existing internal controls are undocumented. Our management will be working to document such internal controls over the coming year.

Attestation Report of Independent Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because as a smaller reporting company we are not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

The following table sets forth certain information regarding our directors, executive officers and key employees as of April 30, 2016 and as of the date of the filing of this report:

Name and Address	Age	Position(s) Held

Michael Anthony Paul	61	President, CEO, Principal Executive
		Officer and Chairman of the Board of
		Directors

Alpha Pang	59	CFO, Principal Accounting Officer,
		Secretary, Treasurer and Director

Muhammad Afzal Khan	52	Director

Background of Directors and Executive Officers

Michael Anthony Paul has been the President, CEO, Principal Executive Officer and a Director of our company since June 24, 2014. From September 1, 2004 to present, Mr. Paul has been the President and C.E.O. of The Hampton Group Ltd, a private company. Mr. Paul devotes approximately 35-40 hours a week to our business.

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

Muhammad Afzal Khan was appointed as a Director and Director of Business Development on August 28, 2015. From 2006 to Present, Mr. Khan has been the CEO and Managing Director of Intertrade Limited, a private UAE Company. From 2015 to Present, Mr. Khan has been a director of Intertrade Solutions Inc. and Intertrade Mobile Inc., both private Canadian companies. From 2015 to Present, Mr. Khan has been an Executive Board Member of Renobank PLC, a private Turkish company. From 2015 to Present, Mr. Khan has been an Executive Board Member of GT Dollar Pte. Ltd., a private Singaporean company. In November of 2015, Mr. Khan’s newly formed LEAGOO Canada Inc., signed a distribution agreement with LEAGOO PTE Ltd (subsidiary of OTEDA Industrial Co. Ltd.) for the North American market. On July 25, 2016 Mr. Khan resigned as Director and an officer of Mobile Lads, Corp.

Term of Office of Directors

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until the officer dies or resigns or the Board elects a successor or removes the officer.

Involvement in Certain Legal Proceedings

None of our officer nor directors, promoters or control persons have been involved in the past ten years in any of the following:

(1)	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
(2)	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
(3)	Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
(4)	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Currently we are not subject to these filing requirements.

Corporate Governance

We do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee.

Code of Ethics

We have adopted an informal Code of Ethics that applies to our officers, directors, which we feel is sufficient at this time.

Item 11. Executive Compensation.

We have two executive officers, who are currently our only employees. The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2016 and 2015 awarded to, earned by or paid to our executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock	Option	Non-Equity	Change in Pension	All Other	Total
(a)	(b)	($)	($)	Awards	Awards	Incentive	Value Nonqualified	Compensation	($)
		(c)	(d)	($)	($)	Plan	Deferred	($)	(j)
				(e)	(f)	Compensation	Compensation	(i)
						($)	Earnings
						(g)	($)
							(h)
Michael Anthony Paul, President, CEO and Principal Executive Officer	2016	$66,429	0	$500	0	0	0	0	$66,929
	2015	$3,000	0	0	0	0	0	0	$3,000
Alpha Pang, Paul, Secretary, Treasurer and CFO	2016	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0
Muhammad Afzal Khan, Director and Director of Business Development	2016	0	0	$1,365,000	0	0	0	0	$1,365,000
	2015	0	0	0	0	0	0	0	0

Equity Awards to Officers and Directors

On January 25, 2016, the Company authorized the issuance of 500,000 shares of Series A Preferred Stock to its Chairman and CEO. The issuance of the Series A Preferred was made in consideration for services provided to the Company for total non-cash compensation of $500.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Name and Principal Position(s) (a)	OPTION AWARDS					STOCK AWARDS
	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)	Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Michael Anthony Paul, President, CEO and Principal Executive Officer	0	0	0	0	0	0	0	0	0
Alpha Pang, Paul, Secretary, Treasurer and CFO	0	0	0	0	0	0	0	0	0
Muhammad Afzal Khan, Director and Director of Business Development	0	0	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our voting common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 443,707,955 shares of common stock outstanding as of October 11, 2016.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (#)	Percent of Class (%)
Michael Anthony Paul, President, CEO and Principal Executive Officer	Common Shares	114,030,000	25.70
Alpha Pang, Paul, Secretary, Treasurer and CFO	Common Shares	1,000,000	0.23%
Muhammad Afzal Khan, Director and Director of Business Development	Common Shares	29,000,000 (1)	6.54%
All Officers and Directors as a Group (3 persons)	Common Shares	144,030,000	32.47%
All others
Stephen Katmarian	Common Shares	102,687,565	23.14%

(1)	Includes 10,000,000 shares held by Leagoo Canada Inc, a company owned by Mr. Khan

Item 13. Certain Relationships, Related Transactions and Director Independence

Related Party Transactions

The following information summarizes transactions we have either engaged in for the past two fiscal years or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons. These transactions were negotiated between related parties without “arm’s length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

On February 1, 2016, 50,000,000 shares of common stock were issued to Leagoo Canada Inc. (“Leagoo”). Leagoo is owned by Muhammad Afzal Khan, a Director and Director of Business Development. The shares were issued as payment for an invoice for the purchase of inventory valued at $1,438,491.

As of April 30, 2016 and 2015, the Company owed companies owned by Michael A. Paul, CEO a total of $134,677 and $260,776, respectively. Funds were advanced to pay for legal, auditing, consulting fees and other general operating costs. The advances are unsecured, non-interest bearing and due on demand. In March 2016, $230,015 was converted into 72,331,800 shares of common stock. The shares were valued based on the closing stock price on the date of conversion resulting in a loss on conversion of $6,279,847. As of April 30, 2016 there is $16,221 of accrued interest still due.

During the year ended April 30, 2016, Steve Katmarian an independent contractor for the Company, made a series of loans to the Company for a total due of $154,578. The loans were unsecured, non-interest bearing and due on demand. On November 1, 2015, the terms of the note were renegotiated to include a 12% interest rate per annum. In March 2016, the $154,578 was converted into 48,609,305 shares of common stock. The shares were valued based on the closing stock price on the date of conversion resulting in a loss on conversion of $4,220,260. As of April 30, 2016 there is $10,142 of accrued interest still due.

Director Independence

At this time the Company does not have a policy that its directors, or a majority, be independent of management. It is the intention of the Company to implement a policy in the future that a majority of the Board members be independent of the Company’s management as the members of the board of director’s increases after implementation of the Company’s business plan.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

For our fiscal year ended April 30, 2016, we incurred fees of $21,320 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended April 30, 2015, we incurred fees of $11,300 for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For our fiscal years ended April 30, 2016 and 2015, we did not incur any audit-related fees.

Tax Fees

For our fiscal years ended April 30, 2016 and 2015, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years April 30, 2016 and 2015.

Audit and Non-Audit Service Preapproval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, our board of directors has adopted an informal approval policy that it believes will result in an effective and efficient procedure to preapprove services performed by the independent registered public accounting firm.

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

MOBILE LADS CORP.

By: /s/ Michael Anthony Paul
Date: September 15, 2017	Michael Anthony Paul
President, Chief Executive Officer,
Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Anthony Paul	President, Chief Executive	September 15, 2017
Michael Anthony Paul	Officer, Director

/s/ Alpha Pang	Chief Financial Officer, Director, Secretary, Treasurer	September 15, 2017
Alpha Pang

