Form 10-Q
period 2016-07-31
Mobile Lads Corp
filed 2018-01-19
CIK 1580264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

1-800-470-9216

Issuer’s telephone number

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of January 17, 2018, the registrant’s outstanding stock consisted of 443,707,955 common shares.

MOBILE LADS CORP. AND SUBSIDIARY

FORM 10-Q

For the Quarterly Period Ended July 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MOBILE LADS CORP. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

Condensed Consolidated Balance Sheets as of July 31, 2016 (unaudited) and April 30, 2016	2
Condensed Consolidated Statements of Operations for the three months ended July 31, 2016 and 2015 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2016 and 2015 (unaudited)	4
Notes to the Condensed Consolidated Financial Statements (unaudited)	5

MOBILE LADS CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2016	April 30, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$4,656	$96,990
Prepaid insurance	10,039	13,886
Other current assets	6,971	-
Total current assets	21,666	110,876
Intangible assets, net	-	95,829
Prepaid inventory	1,438,491	1,438,491

Total Assets	$1,460,157	$1,645,196

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$128,331	$78,997
Accounts payable – related party	52,982	45,000
Accrued interest	26,514	-
Accrued officer compensation	67,069	52,741
Loan payable	8,613	10,418
Total Current Liabilities	283,509	187,156

Due to related parties	208,295	180,675

Total Liabilities	491,804	367,831

Stockholders’ Equity (Deficit):
Preferred stock, par value $0.00001; 10,000,000 shares authorized, 1,000,000 and 1,000,000 shares of Series A issued and outstanding; respectively	10	10
Common stock, par value $0.00001; 950,000,000 shares authorized, 443,707,955 and 440,207,955 shares issued and outstanding; respectively	4,437	4,402
Common stock payable	400,000	150,000
Additional paid in capital	5,263,339	5,088,376
Accumulated deficit	(4,692,390)	(3,958,707)
Accumulated other comprehensive (loss)	(7,043)	(6,716)
Total Stockholders’ Equity	968,353	1,277,365
Total Liabilities and Stockholders’ Equity	$1,460,157	$1,645,196

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOBILE LADS CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended July 31,
	2016	2015

Revenue	$4,474	$-

Operating Expenses:
General and administrative	60,587	30,854
Consulting	330,615	-
Officer compensation	106,194	4,500
Professional Fees	144,697	7,334

Total operating expenses	642,093	42,688

Loss from operations	(637,619)	(42,688)

Other expense:
Interest expense	(235)	-
Loss on impairment of intangible asset	(95,829)	-
Total other expense	(96,064)	-

Provision for Income Taxes	-	-

Net Loss	$(733,683)	$(42,688)

Other comprehensive income (loss):	(327)	-

Comprehensive income (loss)	(734,010)	(42,688)
Net Loss per share - basic	$(0.00)	$(0.00)
Weighted average shares outstanding – basic	443,517,738	233,566,850

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOBILE LADS CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For the Three Months Ended July 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(733,683)	$(42,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency translation adjustment	(327)	-
Loss on impairment of intangible asset	95,829	-
Amortization expense	-	12,501
Stock for services	175,000	-
Changes in assets and liabilities:
Prepaids	3,847	(2,147)
Other current assets	(6,971)	-
Accounts payable	49,334	(13,294)
Accounts payable – related party	7,982	-
Accrued expenses	40,840	4,500
CASH FLOWS USED IN OPERATING ACTIVITIES	(368,149)	(41,128)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances from related parties	27,620	41,439
Payments on loan payable	(1,805)	-
Proceeds from the sale of common stock	250,000	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	275,815	41,439

Net increase (decrease) in cash	(92,334)	311
Cash, beginning of period	96,990	-
Cash, end of period	$4,656	$311

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOBILE LADS CORP. AND SUBSIDIARY

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

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

On June 1, 2016 the Company setup Fonia Mobile Inc. (“Fonia”) as a wholly owed subsidiary. Fonia was incorporated on May 15, 2016 in the Province of Ontario.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit and cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended July 31, 2016 are not necessarily indicative of the results for the full fiscal year.

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

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the three months ended July 31, 2016 and 2015 is included net income and foreign currency translation adjustments.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Mobile Lads and its wholly-owned subsidiary Fonia Mobile Inc (collectively referred to as the “Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company follows ASC 605-10-S99-1, Revenue Recognition, of the FASB Accounting Standards Codification for revenue recognition, which has four basic criteria that must be met before revenue is recognized: 1) existence of persuasive evidence that an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller’s price to the buyer is fixed and determinable; and 4) collection is reasonably assured.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the consolidated financial statements for the three months ended July 31, 2016.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has had minimal revenue as of July 31, 2016 and has an accumulated deficit of $4,692,390. The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

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

NOTE 4 – INTANGIBLE ASSETS

Effective March 31, 2015, the Company finalized an asset purchase agreement with KZRP Partners. The assets purchased include software, intellectual property, code, processes and other software and processes known as “Coubox”. The purchase price is $150,000 to be paid with the issuance of 1,000,000 shares of common stock. As of July 31, 2016, the shares have not yet been issued and are therefore shown as a stock payable in the consolidated financial statements. The assets will be amortized over their estimated useful life of three years. As of July 31, 2016, management concluded that the Company was no longer receiving added value for the assets and decided to fully impair them, resulting in a loss on impairment of $95,829.

Assets stated at cost, less accumulated amortization consisted of the following:

	July 31, 2016	April 30, 2016
Intangible asset	$150,000	$150,000
Less: accumulated amortization	(54,171)	(54,171)
Less: impairment	(95,829)	-
Intangible assets, net	$-	$95,829

Amortization expense for the period ended July 31, 2016 and 2015, was $0 and $12,501, respectively.

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

	Shares Available to Purchase with Warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, April 30, 2016	2,000,000	$0.15	$0.07

Issued	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding, July 31, 2016	2,000,000	$0.15	$0.07

Exercisable, July 31, 2016	2,000,000	$0.15	$0.07

Range of Exercise Prices	Number Outstanding 7/31/2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.15	2,000,000	1.75 years	$0.15

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

On February 1, 2016, 50,000,000 shares of common stock were issued to Leagoo Canada Inc. (“Leagoo”). Leagoo is owned by Muhammad Afzal Khan, a Director and Director of Business Development. The shares were issued as payment for an invoice for the purchase of inventory. The inventory was delivered subsequent to July 31, 2016 so the purchase price of $1,438,491 has been debited prepaid inventory.

During the year ended April 30, 2016, the Company sold 7,600,000 shares of common stock for total cash proceeds of $378,606.

During the year ended April 30, 2016, the Company converted $384,593 of related party debt into 120,941,105 shares of common stock. No gain or loss was recognized on the conversion.

During the three months ended July 31, 2016, the Company issued 3,500,000 shares of common stock for services. The shares were values at $0.05 for total noncash expense of $175,000.

On June 1, 2016, the Company sold 250,000 shares of common stock for total proceeds of $250,000. As of July 31, 2016, the shares have not yet been issued by the transfer agent so have been credited to common stock payable.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

On February 1, 2016, 50,000,000 shares of common stock were issued to Leagoo Canada Inc. (“Leagoo”). Leagoo is owned by Muhammad Afzal Khan, a Director and Director of Business Development. The shares were issued as payment for an invoice for the purchase of inventory. The inventory was delivered subsequent to July 31, 2016 so the purchase price of $1,438,491 has been debited prepaid inventory.

Loans Payable

As of July 31, 2016 and April 30, 2016, the Company owed companies owned by Michael A. Paul, CEO a total of $168,978 and $180,675, respectively. Funds were advanced to pay for legal, auditing, consulting fees and other general operating costs. The advances are unsecured, bear interest at 12% and due on demand. In March 2016, $230,015 was converted into 72,331,800 shares of common stock. As of April 30, 2016 there is $16,372 of accrued interest still due.

On May 15, 2016, the Company executed a Loan Agreement with KZRP Development Partner, Inc., a related party. The loan is for a revolving line of credit with no amount specified. It is unsecured, non-interest bearing and due on demand. As of July 31, 2016, the balance due on this loan is $7,817.

On June 14,2016, the Company executed a Loan Agreement with La Joya Minerals, Inc., a related party, for $31,500. The loan is unsecured, non-interest bearing and due on demand. As of July 31, 2016, the balance due on this loan is $31,500.

The Company has a service agreement with Steve Katmarian, an independent contractor, to provide consulting services for $15,000 a month. As of July 31, 2016, and April 30, 2016, the Company owed Mr. Katmarian $52,982 and $45,000, respectively.

During the year ended April 30, 2016, Steve Katmarian an independent contractor for the Company, made a series of loans to the Company for a total due of $154,578. The loans accrued interest at 12%, were unsecured, non-interest bearing and due on demand. In March 2016, the $154,578 was converted into 48,609,305 shares of common stock. As of July 31, 2016, there is $10,142 of accrued interest still due.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the consolidated financial statements were available to be issued and through the date of the filing, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements other than the following.

Subsequent to July 31, 2016 the Company setup a wholly owned subsidiary. 2440499 Ontario Inc., was incorporated on November 3, 2014 and was acquired by Mobile Lads on Dec 01, 2016. Financial information was not available for the company; therefore, the Company was unable to provide proforma financial statements.

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

We intend to offer the following services:

●	Mobile-friendly websites: A mobile optimized website is a website that is designed specifically for smartphones, not a desktop computer. This is important because the small screen is much different than a 17" screen. Mobile screen real estate is smaller and must be used much more strategically.

●	A mobile optimized website doesn't require that someone scroll left/right. It doesn't require that someone pinch and zoom to read text, either. On a mobile site, the navigation is built for efficiency, the images are optimized for quick loading and the content is minimized to be most effective. Additionally, mobile-only functionality includes tap-to-call, tap-to-email and tap for Google Maps functionality, that respectfully allows mobile site visitors to call, send an email or show business location on an integrated Google maps application with only one click, without need to punch numbers or letters one by one, making it much more efficient and useful for a mobile website visitor.

●	SMS text message marketing: Sending marketing offers through cellphones SMS (Short Message Service) that enable targeted marketing in the last minute. The Mobile Lads system relies on SMS technology with no real application needed in the mobile device. Only basic SMS support is required which is present in every mobile phone. From the users point of view the advertisement procedure starts when the user receives a Mobile Lads SMS ad with the advertised product, information and product identification code. The user then simply presents the product identification code at the register at the point of sale to receive mentioned discount or special offer.

●	QR (Quick Response) codes: A QR code (quick response code) is a type of 2D bar code that is used to provide easy access to information through a smartphone application that is designed to read that bar code working in conjunction with the phone's camera. The reader interprets the code, which typically contains a call to action such as an invitation to download a mobile application, a link to view a video or an SMS message inviting the viewer to respond to a poll. The phone's owner can choose to act upon the call to action or click cancel and ignore the invitation.

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

Results of Operations for the three months ended July 31, 2016 and 2015

For the three months ended July 31, 2016 we recognized revenue of $4,474 compared to $0 for the three months ended July 31, 2015.

General and administrative expense increased $29,733 to $60,587 for the three months ended July 31, 2016 from $30,854 for the three months ended July 31, 2015. The increase in general and administrative expense is attributed to an increase in rent expense and other general operating costs.

Consulting expense increased $330,615 to $330,615 for the three months ended July 31, 2016 from $0 for the three months ended July 31, 2015. During the current period the company granted 3,500,000 shares of common stock for consulting services for total non-cash expense of $175,000. In addition, the increase in consulting expense is in conjunction with the general increase in business activity as the Company prepared to bring product to market.

Officer compensation expense increased $110,694 to $106,194 for the three months ended July 31, 2016 from $4,500 for the three months ended July 31, 2015. The increase is due to compensation agreements that have been executed for officer who are spending a significant amount of more time on the Company then in the prior period.

Professional fees increased $137,363 to $144,697 for the three months ended July 31, 2016 from $7,334 for the three months ended July 31, 2015. Professional fees consist mostly of costs for accounting, audit and legal services. The increase is attributed to an increase in legal fees associated with SEC filings. The increase can be attributed to increased audit and additional consulting services.

Our net loss for the three months ended July 31, 2016 was $733,683 compared to $42,688 for the three months ended July 31, 2015. The increase in net loss is a direct result of the stock issued for services, the increase in general and administrative expenses and the $95,829 loss on impairment.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended July 31, 2016, net cash flows used in operating activities was $368,149 compared to $41,128 for the three months ended July 31, 2015.

Cash Flows from Financing Activities

We have financed our operations primarily from either cash advances from officers, directors and other related parties or the issuance of equity. For the three months ended July 31, 2016, cash flows from financing activities was $275,815 compared to $41,439 for the three months ended July 31, 2015.

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

Off-Balance Sheet Arrangements

None

Going Concern

The accompanying unaudited condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has had minimal revenue as of July 31, 2016 and has an accumulated deficit of $4,692,390. The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

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

An evaluation was conducted under the supervision and with the participation of our CEO and CFO of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended July 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended July 31, 2016, the Company issued 3,000,000 shares of common stock for services. The shares were values at $0.05 for total noncash expense of $175,000.

On June 1, 2016, the Company sold 250,000 shares of common stock for total proceeds of $250,000.

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

MOBILE LADS CORP.

	By:	/s/ Michael Anthony Paul
Date: January 18, 2018		Michael Anthony Paul
President, Chief Executive Officer,
Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Anthony Paul	President, Chief Executive Officer,	January 18, 2018
Michael Anthony Paul	Director

/s/ Alpha Pang	Chief Financial Officer, Director,	January 18, 2018
Alpha Pang	Secretary, Treasurer

